Form 10-Q/A
period 1997-09-30
CHANCELLOR MEDIA CORP OF LOS ANGELES
filed 1997-12-02
CIK 1043102

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/A

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1997

                         Commission File No. 333-32259
                          CHANCELLOR MEDIA CORPORATION
                                 OF LOS ANGELES
                          (Exact Name of Registrant as
                           Specified in its Charter)

                                    DELAWARE
                        (State or other jurisdiction of
                         incorporation or organization)

                                   75-2451687
                    (I.R.S. Employer Identification Number)

        433 EAST LAS COLINAS BOULEVARD, SUITE 1130, IRVING, TEXAS 75039
          (Address of principal executive offices, including zip code)

                                 (972) 869-9020
              (Registrant's telephone number, including area code)

Indicate by check mark whether Chancellor Media Corporation of Los Angeles (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

   Chancellor Media Corporation of Los Angeles  Yes X            No  ___

Indicate the number of shares outstanding of the issuer's common stock, as of the latest practicable date: As of October 31, 1997, 1,040 shares of Common Stock of Chancellor Media Corporation of Los Angeles were outstanding.

This Form 10-Q/A amends Item 1 of the Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 of Chancellor Media Corporation of Los Angeles initially filed with the Securities and Exchange Commission on November 14, 1997 (the "Form 10-Q"). Unless otherwise indicated, capitalized terms used herein shall have the respective meanings given such terms in the Form 10-Q.


ITEM 1.  CHANCELLOR MEDIA CORPORATION OF LOS ANGELES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
         (Dollars in Thousands)


5.  SUMMARIZED FINANCIAL INFORMATION OF SUBSIDIARY GUARANTORS

The $200,000 8 3/4% Senior Subordinated Notes due 2007 and the $200,000 9 3/8% Senior Subordinated Notes due 2004 of the Company are fully and unconditionally guaranteed, on a joint and several basis, by all of the Company's direct and indirect subsidiaries (the "Subsidiary Guarantors") other than certain inconsequential subsidiaries. The Subsidiary Guarantors are wholly-owned subsidiaries of the Company. Summarized financial information of the Subsidiary Guarantors as of September 30, 1997 and for the nine months ended September 30, 1997 is presented below. Separate financial statements and other disclosures concerning the Subsidiary Guarantors are not presented because management has determined that they are not material to investors. There are no significant restrictions on distributions from each of the Subsidiary Guarantors to the Company.

                                  September 30,
                                      1997
                                  -------------
Current assets                          152,473
Noncurrent assets                       964,146
Current liabilities                      35,300
Noncurrent liabilities                1,085,720


                                   Nine Months
                                      Ended
                                  September 30,
                                      1997
                                  -------------
Net revenues                            298,730
Operating income                         30,339
Net loss                                (10,103)

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


Chancellor Media Corporation of Los Angeles



BY: /S/ MATTHEW E. DEVINE
-------------------------
MATTHEW E. DEVINE
SENIOR VICE-PRESIDENT AND
CHIEF FINANCIAL OFFICER


DATE:  DECEMBER 2, 1997