Form 10-Q
period 1999-06-30
CHANCELLOR MEDIA CORP OF LOS ANGELES
filed 1999-08-16
CIK 1043102

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED JUNE 30, 1999

                         COMMISSION FILE NO. 333-32259

                  CHANCELLOR MEDIA CORPORATION OF LOS ANGELES
             (Exact Name of Registrant as Specified in its Charter)

                   DELAWARE                                      75-2451687
       (State or other jurisdiction of            (I.R.S. Employer Identification Number)
        incorporation or organization)

         1845 WOODALL RODGERS FREEWAY, SUITE 1300, DALLAS, TEXAS 75201
          (Address of principal executive offices, including zip code)

                                 (214) 922-8700
              (Registrants' telephone number, including area code)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of July 31, 1999, 1,040 shares of Common Stock, par value $.01 per share, of Chancellor Media Corporation of Los Angeles were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                                                                       PAGE
                                                                       NO.
                                                                       ----
         PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements........................................    3
         Condensed Consolidated Balance Sheets (unaudited)...........    3
         Condensed Consolidated Statements of Operations
           (unaudited)...............................................    4
         Condensed Consolidated Statements of Cash Flows
           (unaudited)...............................................    5
         Notes to Condensed Consolidated Financial Statements
           (unaudited)...............................................    6
Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.................................   12
Item 3.  Quantitative and Qualitative Disclosures About Market
           Risk......................................................   19
         PART II. OTHER INFORMATION
Item 1.  Legal Proceedings...........................................   20
Item 6.  Exhibits and Reports on Form 8-K............................   20
         Signature...................................................   23

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

          CHANCELLOR MEDIA CORPORATION OF LOS ANGELES AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                 (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE DATA)

                                     ASSETS

                                                              DECEMBER 31,    JUNE 30,
                                                                  1998          1999
                                                              ------------   -----------
                                                                             (UNAUDITED)
Current assets:
  Cash and cash equivalents.................................   $   12,256    $   22,385
  Accounts receivable, less allowance for doubtful accounts
     of $15,580 in 1998 and $18,306 in 1999.................      352,646       383,792
  Other current assets......................................       59,909        75,127
                                                               ----------    ----------
          Total current assets..............................      424,811       481,304
Property and equipment, net.................................    1,388,156     1,365,438
Intangible assets, net......................................    5,056,047     5,194,552
Other assets, net...........................................      358,893       361,218
                                                               ----------    ----------
                                                               $7,227,907    $7,402,512
                                                               ==========    ==========

                          LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
  Accounts payable and accrued expenses.....................   $  236,618    $  221,902
Long-term debt..............................................    4,096,000     4,420,000
Deferred tax liabilities....................................      453,134       446,860
Other liabilities...........................................       50,325        49,402
                                                               ----------    ----------
          Total liabilities.................................    4,836,077     5,138,164
                                                               ----------    ----------
Commitments and contingencies
Stockholder's equity:
  Common stock, $.01 par value. 1,040 shares authorized,
     issued and outstanding.................................            1             1
  Paid-in capital...........................................    2,670,510     2,665,921
  Accumulated deficit.......................................     (278,681)     (401,574)
                                                               ----------    ----------
          Total stockholder's equity........................    2,391,830     2,264,348
                                                               ----------    ----------
                                                               $7,227,907    $7,402,512
                                                               ==========    ==========

     See accompanying notes to condensed consolidated financial statements.

          CHANCELLOR MEDIA CORPORATION OF LOS ANGELES AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                   THREE MONTHS ENDED      SIX MONTHS ENDED
                                                   -------------------   ---------------------
                                                   JUNE 30,   JUNE 30,   JUNE 30,    JUNE 30,
                                                     1998       1999       1998        1999
                                                   --------   --------   ---------   ---------
Gross revenues...................................  $363,590   $490,720   $ 626,011   $ 884,843
  Less agency commissions........................    41,880     56,574      70,744     100,432
                                                   --------   --------   ---------   ---------
          Net revenues...........................   321,710    434,146     555,267     784,411
                                                   --------   --------   ---------   ---------
Operating expenses:
  Operating expenses, excluding depreciation and
     amortization................................   168,843    219,258     316,862     427,768
  Depreciation and amortization..................   103,188    145,139     195,124     292,883
  Corporate general and administrative...........     8,276     12,798      15,079      30,612
  Non-recurring charges..........................    59,475         --      59,475      16,344
                                                   --------   --------   ---------   ---------
     Operating expenses..........................   339,782    377,195     586,540     767,607
                                                   --------   --------   ---------   ---------
     Operating income (loss).....................   (18,072)    56,951     (31,273)     16,804
                                                   --------   --------   ---------   ---------
Other (income) expense:
  Interest expense, net..........................    38,785     87,719      87,085     172,111
  Gain on disposition of assets..................  (123,845)   (12,488)   (123,845)    (12,406)
  Gain on disposition of representation
     contracts...................................   (11,270)    (5,168)    (11,270)     (8,853)
  Other (income) expense.........................    (3,559)       200      (3,559)        200
                                                   --------   --------   ---------   ---------
     Other (income) expense, net.................   (99,889)    70,263     (51,589)    151,052
                                                   --------   --------   ---------   ---------
     Income (loss) before income taxes...........    81,817    (13,312)     20,316    (134,248)
Income tax expense (benefit).....................    34,725      2,777      31,784     (24,190)
                                                   --------   --------   ---------   ---------
          Income (loss) before extraordinary
            item.................................    47,092    (16,089)    (11,468)   (110,058)
Extraordinary loss, net of income tax benefit....    31,865         --      31,865          --
                                                   --------   --------   ---------   ---------
          Net income (loss)......................    15,227    (16,089)    (43,333)   (110,058)
Preferred stock dividends........................     6,691         --      16,702          --
                                                   --------   --------   ---------   ---------
  Net income (loss) attributable to common
     stock.......................................  $  8,536   $(16,089)  $ (60,035)  $(110,058)
                                                   ========   ========   =========   =========

     See accompanying notes to condensed consolidated financial statements.

          CHANCELLOR MEDIA CORPORATION OF LOS ANGELES AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                SIX MONTHS ENDED
                                                              ---------------------
                                                              JUNE 30,    JUNE 30,
                                                                1998        1999
                                                              ---------   ---------
Net cash provided by operating activities...................  $  37,863   $  71,886
                                                              ---------   ---------
Cash flows from investing activities:
  Acquisitions, net of cash acquired........................   (266,328)   (364,608)
  Proceeds from sale of assets..............................         --      44,085
  Purchases of property and equipment.......................    (12,099)    (34,372)
  Payments made on purchases of representation contracts....    (15,880)    (16,249)
  Payments received on sales of representation contracts....      9,822      10,914
  Issuance of note receivable from affiliate................   (150,000)         --
  Payments for equity basis investments.....................         --      (6,500)
  Other.....................................................     (7,647)    (13,507)
                                                              ---------   ---------
          Net cash used by investing activities.............   (442,132)   (380,237)
                                                              ---------   ---------
Cash flows from financing activities:
  Proceeds of long-term debt................................    445,000     427,000
  Payments on long-term debt................................   (740,000)   (103,000)
  Cash contributed by parent................................    999,088      20,466
  Repurchase of 12% Exchange Debentures.....................   (260,519)         --
  Distribution to parent....................................         --     (13,151)
  Dividends to parent.......................................    (12,831)    (12,835)
  Dividends on preferred stock..............................    (28,460)         --
  Payments for debt issuance costs..........................       (336)         --
                                                              ---------   ---------
          Net cash provided by financing activities.........    401,942     318,480
                                                              ---------   ---------
Increase (decrease) in cash and cash equivalents............     (2,327)     10,129
Cash and cash equivalents at beginning of period............     16,584      12,256
                                                              ---------   ---------
Cash and cash equivalents at end of period..................  $  14,257   $  22,385
                                                              =========   =========

     See accompanying notes to condensed consolidated financial statements.

          CHANCELLOR MEDIA CORPORATION OF LOS ANGELES AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

1. BASIS OF PRESENTATION

     The accompanying unaudited interim financial statements include the accounts of Chancellor Media Corporation of Los Angeles and its subsidiaries (collectively, the "Company" or "CMCLA"). Chancellor Media Corporation of Los Angeles is an indirect, wholly owned subsidiary of AMFM Inc. (together with its subsidiaries, "AMFM", formerly Chancellor Media Corporation). All significant intercompany balances and transactions have been eliminated in consolidation and in the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows have been recorded. Interim period results are not necessarily indicative of results to be expected for the year.

     These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in CMCLA's Annual Report on Form 10-K for the year ended December 31, 1998. The year-end consolidated balance sheet data was derived from the audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

     Certain reclassifications have been made to prior period consolidated financial statements to conform to the current period presentation.

2. RECENT DEVELOPMENTS

  (a) Completed Transactions

     On January 15, 1999, the Company acquired the music production library and related license agreements of Brown Bag Productions for a purchase price of $8,483 including direct acquisition costs.

     On January 21, 1999 and February 9, 1999, the Company acquired approximately 4,500 outdoor display faces from Triumph Outdoor Holdings and certain affiliated companies for $37,006 in cash, including working capital and direct acquisition costs.

     On January 28, 1999, the Company acquired Wincom Broadcasting Corporation which owns WQAL-FM in Cleveland. The Company had previously been operating WQAL-FM under a time brokerage agreement effective October 1, 1998. On February 2, 1999, the Company acquired five additional radio stations in Cleveland including (i) WDOK-FM and WRMR-AM from Independent Group Limited Partnership,
(ii) WZAK-FM from Zapis Communications and (iii) Zebra Broadcasting Corporation which owned WZJM-FM and WJMO-AM. The six Cleveland stations were acquired for an aggregate purchase price of $283,758 in cash, including working capital and direct acquisition costs.

     On April 16, 1999, the Company sold WMVP-AM in Chicago to ABC, Inc. for $21,000 in cash and recognized a pre-tax gain of $14,466. The Company had previously entered into a time brokerage agreement effective September 10, 1998 to sell the broadcast time of WMVP-AM pending completion of the sale.

     On May 24, 1999, the Company sold 466 billboards and outdoor displays in various markets to PNE Media, LLC for approximately $25,566 in cash. The assets were accounted for as assets held for sale and no gain or loss was recognized by the Company upon consummation of the sale. The excess of the carrying amount over the proceeds has been accounted for as an adjustment to the original purchase price of the billboards and outdoor displays.

     Between January and June 1999, the Company acquired approximately 265 billboards and outdoor displays in various transactions for approximately $13,765 in cash, including direct acquisition costs.

          CHANCELLOR MEDIA CORPORATION OF LOS ANGELES AND SUBSIDIARIES

     The foregoing acquisitions were accounted for as purchases. Accordingly, the accompanying consolidated financial statements include the results of operations of the acquired entities from their respective dates of acquisition.

     A summary of the net assets acquired in the six month period ended June 30, 1999 follows:

                                                            SIX MONTHS
                                                              ENDED
                                                             JUNE 30,
                                                               1999
                                                            ----------
Cash and cash equivalents................................    $  4,360
Accounts receivable, net.................................       6,403
Other current assets.....................................       1,355
Property and equipment...................................      33,335
Intangible assets........................................     363,315
Accounts payable and accrued expenses....................      (2,663)
Deferred tax liabilities.................................     (36,162)
                                                             --------
          Total net assets acquired......................     369,943
Less:
  Cash and cash equivalents acquired.....................       4,360
  Liabilities assumed....................................         725
  Notes payable..........................................         250
                                                             --------
Cash paid for acquisitions...............................    $364,608
                                                             ========

     The unaudited pro forma condensed consolidated results of operations data for the six months ended June 30, 1998 and 1999, as if the acquisitions and dispositions through June 30, 1999 occurred at January 1, 1998, follow:

                                                   SIX MONTHS ENDED
                                                 --------------------
                                                 JUNE 30,   JUNE 30,
                                                   1998       1999
                                                 --------   ---------
Net revenues...................................  $703,971   $ 784,944
Net loss.......................................   (77,248)   (111,772)

     The pro forma results are not necessarily indicative of the financial results which would have occurred if the transactions had been in effect for the entire periods presented.

     On July 1, 1999, the Company acquired KKFR-FM and KFYI-AM in Phoenix from The Broadcast Group, Inc. for $90,000 in cash. The Company began operating KKFR-FM and KFYI-AM under a time brokerage agreement effective November 5, 1998.

  (b) Capstar Merger

     On July 13, 1999, AMFM, parent company of CMCLA, acquired Capstar Broadcasting Corporation, a Delaware corporation ("Capstar Broadcasting"). The acquisition was effected through the merger (the "Capstar Merger") of CMC Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of AMFM, with and into Capstar Broadcasting, with Capstar Broadcasting as the surviving corporation. As a result of the Capstar Merger, Capstar Broadcasting became a direct subsidiary of AMFM. Concurrent with the Capstar Merger, Chancellor Media Corporation was renamed AMFM Inc.

     As a result of the Capstar Merger, all of the then outstanding shares of Class A common stock, par value $.01 per share, of Capstar Broadcasting ("Capstar Class A Common Stock"), Class B common stock, par

          CHANCELLOR MEDIA CORPORATION OF LOS ANGELES AND SUBSIDIARIES value $.01 per share, of Capstar Broadcasting ("Capstar Class B Common Stock"), and Class C common stock, par value $.01 per share, of Capstar Broadcasting ("Capstar Class C Common Stock," and collectively with the Capstar Class A Common Stock and the Capstar Class B Common Stock, the "Capstar Common Stock"), were converted to the right to receive, in a tax-free exchange, 0.4955 of a validly issued, fully paid and nonassessable share of AMFM common stock. Based upon the number of shares of Capstar Common Stock outstanding on May 19, 1999, the record date for the Capstar Merger, the total consideration paid by AMFM in the Capstar Merger was approximately 53.5 million shares of AMFM common stock. AMFM also assumed options, warrants and other equity rights of Capstar Broadcasting which represent up to an additional 3.3 million shares of AMFM common stock. AMFM is also assuming approximately $2,100,000 of Capstar Broadcasting's debt and preferred stock.

     On February 20, 1998, the Company entered into an agreement to acquire, over a period of three years, eleven radio stations from Capstar Broadcasting for an aggregate purchase price of $637,500. Pursuant to this agreement, the acquisition of KODA-FM was completed on May 29, 1998 for $143,250. On February 1, 1999, the Company began operating WKNR-AM in Cleveland, a station owned by Capstar Broadcasting, under a time brokerage agreement. The Company is currently assessing the effects of the Capstar Merger on the February 20, 1998 purchase agreement and the WKNR-AM time brokerage agreement.

  (c) Outdoor Group Disposition

     On June 1, 1999, and as amended on July 12, 1999, the Company entered into a stock purchase agreement to sell to Lamar Advertising Company ("Lamar") all of the outstanding common stock of Chancellor Media Outdoor Corporation and Chancellor Media Whiteco Outdoor Corporation, indirect wholly-owned subsidiaries of the Company, which together hold all of the Company's assets used in its outdoor advertising business (the "Outdoor Group"). Under the terms of the stock purchase agreement and related agreements, AMFM will receive cash proceeds of $700,000, subject to a net working capital adjustment, and 26,227,273 shares of Class A common stock, par value $.01 per share, of Lamar ("Lamar Common Stock"). Upon completion of the Outdoor Group disposition, expected to occur in the third quarter of 1999, AMFM will own approximately 30.0% of the aggregate number of outstanding shares of Lamar Common Stock.

     The unaudited pro forma results of operations for the Outdoor Group, as if the outdoor acquisitions during 1998 and the first six months of 1999 occurred at January 1, 1998, were net revenues of $106,178 and $110,307 and net loss of $23,280 and $12,116 for the six months ended June 30, 1998 and 1999, respectively.

3. NON-RECURRING CHARGES

     In March 1999, the Company recorded a charge of $16,344 which consisted of the following:

Write-off of Petry transaction costs(a)....................  $ 4,148
Executive severance costs(b)...............................   12,196
                                                             -------
          Total............................................  $16,344
                                                             =======

---------------

(a) On April 8, 1998, CMCLA entered into an agreement to acquire Petry Media Corporation, a leading independent television representation firm, for approximately $127,000. CMCLA terminated the Petry acquisition agreement, in accordance with its terms, effective April 28, 1999. CMCLA recorded a charge of $4,148 to write off transaction costs incurred in connection with the Petry transaction.

(b) On March 15, 1999, AMFM and CMCLA announced an executive realignment which included (i) the resignation of Jeffrey A. Marcus as CMCLA's President and Chief Executive Officer; (ii) the resignation of Thomas P. McMillin as CMCLA's Chief Financial Officer; (iii) the departure of Richard A. B.

          CHANCELLOR MEDIA CORPORATION OF LOS ANGELES AND SUBSIDIARIES

     Gleiner as CMCLA's General Counsel; and (iv) the resignation of Eric C. Neuman as CMCLA's Senior Vice President -- Strategic Development, each effective March 15, 1999. CMCLA recorded a charge of $12,196 for executive severance and other costs.

4. CONTINGENCIES

     In July 1998, a stockholder derivative action was commenced in the Delaware Court of Chancery by a stockholder purporting to act on behalf of AMFM. The defendants in the case include Hicks, Muse, Tate & Furst Incorporated ("Hicks Muse"), LIN and certain of AMFM's directors. In connection with AMFM's July 7, 1998 merger agreement with the indirect parent of LIN Television Corporation, a Delaware corporation ("LIN"), to acquire LIN through a merger (the "LIN Merger"), the plaintiff alleged that, among other things, (1) Hicks Muse caused AMFM to pay too high of a price for LIN and (2) the transaction constituted a breach of fiduciary duty and a waste of corporate assets by Hicks Muse. The plaintiff sought to enjoin consummation or rescission of the LIN Merger, compensatory damages, an order requiring that the directors named as defendants "carry out their fiduciary duties," and attorneys' fees and other costs. The LIN Merger agreement was terminated on March 15, 1999, and as a result, this action became moot. The parties have agreed, subject to a number of conditions, including preparing and finalizing definitive documentation and notice to stockholders, to a dismissal of the action. In connection with this dismissal, AMFM's insurance carrier has agreed to pay plaintiff's counsel $275 in legal fees plus documented expenses of up to $10.

     In September 1998, a stockholder class action complaint was filed in the Delaware Court of Chancery by a stockholder purporting to act individually and on behalf of all other persons, other than defendants, who own securities of AMFM and are similarly situated. The defendants named in the case are Chancellor Media Corporation, Hicks Muse, Thomas O. Hicks, Jeffrey A. Marcus, James E. de Castro, Eric C. Neuman, Lawrence D. Stuart, Jr., Steven Dinetz, Thomas J. Hodson, Perry Lewis, John H. Massey and Vernon E. Jordan, Jr. The plaintiff alleges breach of fiduciary duties, gross mismanagement, gross negligence or recklessness, and other matters relating to the defendants' actions in connection with the Capstar Merger. The plaintiff sought to certify the complaint as a class action, enjoin consummation of the Capstar Merger, order defendants to account to plaintiff and other alleged class members for damages, and award attorneys' fees and other costs. The Company believes that the lawsuit is without merit and intends to vigorously defend the action.

     On July 9, 1998, AMFM entered into an agreement to acquire a 50% economic interest in Grupo Radio Centro, S.A. de C.V. ("Grupo Radio"), an owner and operator of radio stations in Mexico. On October 15, 1998, AMFM provided notice to Grupo Radio that it was terminating the acquisition agreement in accordance with its terms. Grupo Radio and its controlling shareholders requested arbitration under the terms of the agreement alleging that AMFM wrongfully terminated the agreement and seeking damages of approximately $80,000. The arbitration hearings ended on July 6, 1999, and the arbitration panel is to deliver its draft decision to the International Court of Arbitration of the International Chamber of Commerce on or before August 30, 1999.

     AMFM and the Company are also involved in various other claims and lawsuits which are generally incidental to its business. AMFM and the Company are also vigorously contesting all of these matters and believes that the ultimate resolution of these matters and those mentioned above will not have a material adverse effect on its consolidated financial position or results of operations.

          CHANCELLOR MEDIA CORPORATION OF LOS ANGELES AND SUBSIDIARIES

5. SEGMENT DATA

     As of June 30, 1999, the Company conducted business in three distinct operating segments consisting of radio broadcasting, media representation and outdoor advertising. Separate financial data for each of the Company's three business segments is provided below.

                                                     THREE MONTHS ENDED     SIX MONTHS ENDED
                                                     -------------------   -------------------
                                                     JUNE 30,   JUNE 30,   JUNE 30,   JUNE 30,
                                                       1998       1999       1998       1999
                                                     --------   --------   --------   --------
AMFM Radio Group -- radio broadcasting:
  Net revenues.....................................  $274,741   $334,406   $475,090   $596,185
  Operating expenses...............................   140,604    162,861    263,956    316,982
  Depreciation and amortization....................    90,843    101,419    171,566    206,101
  Operating income.................................    41,547     66,031     36,074     65,733
  Capital expenditures.............................        NA         NA      4,857     10,773
Katz -- media representation:
  Net revenues.....................................    52,799     48,841     91,470     88,536
  Operating expenses...............................    34,069     32,503     64,199     63,251
  Depreciation and amortization....................     9,005      7,685     15,572     15,468
  Operating income.................................     8,096      7,135      8,351      6,791
  Capital expenditures.............................        NA         NA      6,952      3,027
Chancellor Outdoor Group -- outdoor advertising:
  Net revenues.....................................        --     57,288         --    110,889
  Operating expenses...............................        --     30,283         --     58,734
  Depreciation and amortization....................        --     32,131         --     63,527
  Operating loss...................................        --     (8,185)        --    (17,256)
  Capital expenditures.............................        NA         NA         --     16,687

     The segment financial data includes intersegment revenues and expenses which must be excluded to reconcile to the Company's consolidated financial statements. In addition, certain depreciation and amortization expenses, corporate general and administrative expenses, non-recurring charges and corporate capital expenditures were not allocated to business segments and must be included to reconcile to the Company's consolidated financial statements. Reconciling financial data is provided below:

                                                 THREE MONTHS ENDED     SIX MONTHS ENDED
                                                 -------------------   -------------------
                                                 JUNE 30,   JUNE 30,   JUNE 30,   JUNE 30,
                                                   1998       1999       1998       1999
                                                 --------   --------   --------   --------
Intersegment net revenues......................  $ 5,830     $6,389    $11,293    $11,199
Intersegment operating expenses................    5,830      6,389     11,293     11,199
Unallocated depreciation and amortization......    3,340      3,904      7,986      7,787
Unallocated corporate general and
  administrative expenses......................    4,900      4,126      8,237     14,333
Unallocated non-recurring charges..............   59,475         --     59,475     16,344
Unallocated corporate capital expenditures.....       NA         NA        290      3,885

6. RECENTLY ISSUED ACCOUNTING PRINCIPLE

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000.

          CHANCELLOR MEDIA CORPORATION OF LOS ANGELES AND SUBSIDIARIES

Management does not anticipate that this statement will have a material impact on the Company's consolidated financial statements.

7. SUMMARIZED FINANCIAL INFORMATION OF SUBSIDIARY GUARANTORS

     The 9 3/8% Senior Subordinated Notes due 2004, the 8 3/4% Senior Subordinated Notes due 2007, the 10 1/2% Senior Subordinated Notes due 2007, the 8 1/8% Senior Subordinated Notes due 2007, the 9% Senior Subordinated Notes due 2008 and the 8% Senior Notes due 2008 are fully and unconditionally guaranteed, on a joint and several basis, by all of CMCLA's direct and indirect subsidiaries other than certain inconsequential subsidiaries (the "Subsidiary Guarantors"). The Subsidiary Guarantors are wholly-owned subsidiaries of CMCLA. Summarized financial information of the Subsidiary Guarantors as of December 31, 1998 and June 30, 1999 and for the six months ended June 30, 1999 is presented below. Separate financial statements and other disclosures concerning the Subsidiary Guarantors are not presented because management has determined that they are not material to investors. There are no significant restrictions on distributions from each of the Subsidiary Guarantors to CMCLA.

                                                      DECEMBER 31,    JUNE 30,
                                                          1998          1999
                                                      ------------   ----------
Current assets......................................   $  376,217    $  423,365
Noncurrent assets...................................    5,530,190     5,786,866
Current liabilities.................................      133,872       112,598
Noncurrent liabilities..............................    5,744,413     6,140,737

                                                               SIX MONTHS
                                                                 ENDED
                                                                JUNE 30,
                                                                  1999
                                                               ----------
Net revenues................................................    $708,927
Operating income............................................      36,743
Net loss....................................................     (88,086)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Chancellor Media Corporation of Los Angeles (together with its subsidiaries, the "Company" or "CMCLA"), is an indirect, wholly-owned subsidiary of AMFM Inc. (together with its subsidiaries, "AMFM"), the largest national radio broadcasting and related media company. As of August 1, 1999, the AMFM radio portfolio (including five stations operated under time brokerage ("LMA") agreements and four stations operated under joint sales agreements) consisted of 464 radio stations (333 FM and 131 AM) throughout the United States and in Puerto Rico, a national radio network, The AMFM Radio Networks, which broadcasts advertising and syndicated programming shows to a national audience of approximately 67.8 million listeners in the United States (including approximately 59.8 million listeners from AMFM's portfolio of stations) and the Chancellor Marketing Group, a full-service sales promotion firm developing integrated marketing programs for Fortune 1000 companies. The media representation business consists of Katz Media Group, Inc. ("Katz"), a full-service media representation firm that sells national spot advertising time for its clients in the radio and television industries throughout the United States and for the Company's portfolio of stations. The outdoor advertising business, which was formed on July 31, 1998, consists of the Chancellor Outdoor Group which, as of August 1, 1999, operated approximately 42,700 outdoor advertising display faces nationwide. The Company has recently agreed to sell the Chancellor Outdoor Group (see "Recent Events" below).

     See Note 5 to the Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q for additional information on the Company's business segments as of June 30, 1999.

     The Company's results of operations for the three months and six months ended June 30, 1999 are not comparable to the results of operations for the three months and six months ended June 30, 1998 due to the impact of the various acquisitions and dispositions. The Company completed the following transactions from July 1, 1998 through June 30, 1999:

     - the net acquisition of approximately 42,700 outdoor advertising billboards and display faces for approximately $1.7 billion in cash;

     - the acquisition of 14 radio stations (12 FM and two AM) for approximately $359.4 million in cash;

     - the disposition of one AM radio station for approximately $21.0 million in cash; and

     - the acquisition of various national radio network syndicated programming shows and related programming or music production libraries, including American Top Forty with Casey Kasem, for approximately $22.6 million in cash.

     Seasonal revenue fluctuations are common in the radio broadcasting and outdoor advertising industries and are due primarily to fluctuations in advertising expenditures by local and national advertisers. Advertising expenditures are typically lowest in the first calendar quarter and highest in the second and fourth calendar quarters of each year. The Company's operating results in any period may be affected by the occurrence of advertising and promotion expenses that do not produce commensurate revenues in the period in which the expenditures are made.

RECENT EVENTS

     On July 13, 1999, AMFM, parent company of CMCLA, acquired Capstar Broadcasting Corporation ("Capstar Broadcasting"), which operated 340 radio stations (241 FM and 99 AM) as of August 1, 1999. The acquisition was effected through the merger (the "Capstar Merger") of CMC Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of AMFM, with and into Capstar Broadcasting, with Capstar Broadcasting as the surviving corporation. As a result of the Capstar Merger, Capstar Broadcasting became a direct subsidiary of AMFM and all of the then outstanding shares of Capstar Broadcasting common stock were converted to the right to receive, in a tax-free exchange, 0.4955 of a validly issued, fully paid and nonassessable share of AMFM common stock. Based upon the number of shares of Capstar Broadcasting common stock outstanding on May 19, 1999, the record date for the Capstar Merger, the total consideration paid by AMFM in the Capstar Merger was approximately 53.5 million shares of AMFM common stock. AMFM also assumed options, warrants and other equity rights of Capstar Broadcasting which represent up to an additional 3.3 million shares of AMFM common stock. AMFM is also assuming approximately $2.1 billion of Capstar Broadcasting's debt and preferred stock. Capstar Broadcasting reported net revenues of $111.9 million and $182.5 million and operating income of $12.6 million and $24.3 million for the three months ended June 30, 1998 and 1999, respectively, and net revenues of $176.0 million and $324.5 million and operating income (loss) of $(3.5) million and $26.5 million for the six months ended June 30, 1998 and 1999, respectively.

     On July 1, 1999, the Company acquired KKFR-FM and KFYI-AM in Phoenix from The Broadcast Group, Inc. for $90.0 million in cash. The Company began operating KKFR-FM and KFYI-AM under a time brokerage agreement effective November 5, 1998.

     On June 1, 1999, and as amended on July 12, 1999, the Company entered into a stock purchase agreement to sell to Lamar Advertising Company ("Lamar") all of the outstanding common stock of Chancellor Media Outdoor Corporation and Chancellor Media Whiteco Outdoor Corporation, indirect wholly-owned subsidiaries of the Company, which together hold all of the Company's assets used in its outdoor advertising business. Under the terms of the stock purchase agreement and related agreements, AMFM will receive cash proceeds of $700.0 million, subject to a net working capital adjustment, and 26,227,273 shares of Class A common stock, par value $.01 per share, of Lamar ("Lamar Common Stock"). The transaction is expected to be completed during the third quarter of 1999.

RESULTS OF OPERATIONS

  Three Months Ended June 30, 1999 Compared To Three Months Ended June 30, 1998

     Net revenues for the three months ended June 30, 1999 increased 34.9% to $434.1 million compared to $321.7 million for the second quarter of 1998. Operating expenses excluding depreciation and amortization for the three months ended June 30, 1999 increased 29.9% to $219.3 million compared to $168.8 million for the three months ended June 30, 1998. The increase in net revenues and operating expenses was primarily attributable to the net impact of the various acquisitions and dispositions discussed elsewhere in this Form 10-Q and the overall net operational improvements, as evidenced by the increase in the Company's direct operating margin from 47.5% for the three months ended June 30, 1998 to 49.5% for the three months ended June 30, 1999.

     Depreciation and amortization for the three months ended June 30, 1999 increased 40.7% to $145.1 million compared to $103.2 million for the second quarter of 1998. The increase is due to the impact of the acquisitions completed during 1998 and as of June 30, 1999.

     Corporate general and administrative expenses for the three months ended June 30, 1999 increased 54.6% to $12.8 million compared to $8.3 million for the second quarter of 1998. The increase is due to the growth of the Company, and related increase in properties and staff, primarily due to recent acquisitions.

     The non-recurring charge of $59.5 million for the second quarter of 1998 represents a one-time charge incurred in connection with the resignation of Scott K. Ginsburg as President and Chief Executive Officer of the Company in April 1998.

     As a result of the above factors, the Company realized operating income of $57.0 million for the three months ended June 30, 1999 compared to an operating loss of $18.1 million for the second quarter of 1998.

     Net interest expense for the three months ended June 30, 1999 increased 126.2% to $87.7 million compared to $38.8 million for the same period in 1998. The net increase in interest expense was primarily due to (i) additional bank borrowings under CMCLA's senior credit facility, as amended (the "CMCLA Senior Credit Facility"), required to finance the various acquisitions discussed elsewhere in this Form 10-Q; (ii) the issuance of the 9% Senior Subordinated Notes due 2008 (the "9% CMCLA Notes") by CMCLA on

September 30, 1998; and (iii) the issuance of the 8% Senior Notes due 2008 (the "8% CMCLA Senior Notes") by CMCLA on November 17, 1998.

     The gain on disposition of assets of $12.5 million for the three months ended June 30, 1999 related primarily to a gain of $14.5 million upon the sale of WMVP-AM in Chicago to ABC, Inc. on April 16, 1999. The Company recorded a gain on disposition of assets of $123.8 million for the three months ended June 30, 1998 related to the exchange of WTOP-AM and WGMS-FM in Washington, D.C. and KZLA-FM in Los Angeles plus $63.0 million in cash for WTJM-FM in New York, KLDE-FM in Houston and KBIG-FM in Los Angeles.

     The Company recorded a gain on disposition of representation contracts of $5.2 million for the three months ended June 30, 1999 and $11.3 million for the second quarter of 1998 related to its media representation operations. The gain represents the sales proceeds received from successor representation firms for the buyout of existing media representation contracts, net of any remaining deferred costs associated with obtaining the original representation contract. While the consolidation of the radio broadcasting industry has resulted in an increase in buyout activity, the impact on future periods cannot be predicted.

     The income tax expense of $2.8 million for the three months ended June 30, 1999 is comprised of current federal, foreign and state income tax expense of $4.8 million and a deferred federal income tax benefit of $2.0 million.

     During the second quarter of 1998, the Company recorded an extraordinary charge of $31.9 million, net of a tax benefit of $17.2 million, consisting of the premiums, estimated transaction costs and the write-off of the unamortized balance of deferred debt issuance costs in connection with the tender offer for CMCLA's 12% Subordinated Exchange Debentures due 2009 (the "12% Debentures").

     Dividends on CMCLA's preferred stock were $6.7 million for the three months ended June 30, 1998. In May and July 1998, AMFM exchanged its preferred stock of subsidiaries for the 12% Debentures and CMCLA's 12 1/4% Subordinated Exchange Debentures due 2008 (the "12 1/4% Debentures").

     As a result of the above factors, the Company incurred a $16.1 million net loss attributable to common stock for the three months ended June 30, 1999 compared to a $8.5 million net income for the second quarter of 1998.

  Six Months Ended June 30, 1999 Compared To Six Months Ended June 30, 1998

     Net revenues for the six months ended June 30, 1999 increased 41.3% to $784.4 million compared to $555.3 million for the six months ended June 30, 1998. Operating expenses excluding depreciation and amortization for the six months ended June 30, 1999 increased 35.0% to $427.8 million compared to $316.9 million for the six months ended June 30, 1998. The increase in net revenues and operating expenses was primarily attributable to the net impact of the various acquisitions and dispositions discussed elsewhere in this Form 10-Q and the overall net operational improvements, as evidenced by the increase in the Company's direct operating margin from 42.9% for the six months ended June 30, 1998 to 45.5% for the six months ended June 30, 1999.

     Depreciation and amortization for the six months ended June 30, 1999 increased 50.1% to $292.9 million compared to $195.1 million for the six months ended June 30, 1998. The increase is due to the impact of the acquisitions completed during 1998 and as of June 30, 1999.

     Corporate general and administrative expenses for the six months ended June 30, 1999 increased 103.0% to $30.6 million compared to $15.1 million for the six months ended June 30, 1998. The increase is due to the growth of the Company, and related increase in properties and staff, primarily due to recent acquisitions.

     In March 1999, the Company recorded non-recurring charges of $16.3 million related to the write-off of Petry Media Corporation transaction costs and executive severance and other costs related to the executive management realignment. The non-recurring charge of $59.5 million for the six months ended June 30, 1998 represents a one-time charge incurred in connection with the resignation of Scott K. Ginsburg as President and Chief Executive Officer of the Company in April 1998.

     As a result of the above factors, the Company realized operating income of $16.8 million for the six months ended June 30, 1999 compared to an operating loss of $31.3 million for the six months ended June 30, 1998.

     Net interest expense for the six months ended June 30, 1999 increased 97.6% to $172.1 million compared to $87.1 million for the same period in 1998. The net increase in interest expense was primarily due to (i) additional bank borrowings under the CMCLA Senior Credit Facility required to finance the various acquisitions discussed elsewhere in this Form 10-Q; (ii) the issuance of the 9% CMCLA Notes on September 30, 1998; and (iii) the issuance of the 8% CMCLA Senior Notes on November 17, 1998.

     The gain on disposition of assets of $12.4 million for the six months ended June 30, 1999 related primarily to a gain of $14.5 million upon the sale of WMVP-AM in Chicago to ABC, Inc. on April 16, 1999. The Company recorded a gain on disposition of assets of $123.8 million for the six months ended June 30, 1998 related to the exchange of WTOP-AM and WGMS-FM in Washington, D.C. and KZLA-FM in Los Angeles plus $63.0 million in cash for WTJM-FM in New York, KLDE-FM in Houston and KBIG-FM in Los Angeles.

     The Company recorded a gain on disposition of representation contracts of $8.9 million for the six months ended June 30, 1999 and $11.3 million for the six months ended June 30, 1998 related to its media representation operations. The gain represents the sales proceeds received from successor representation firms for the buyout of existing media representation contracts, net of any remaining deferred costs associated with obtaining the original representation contract. While the consolidation of the radio broadcasting industry has resulted in an increase in buyout activity, the impact on future periods cannot be predicted.

     The income tax benefit of $24.2 million for the six months ended June 30, 1999 is comprised of current federal and state income tax expense of $8.0 million and a deferred federal income tax benefit of $32.2 million.

     During the second quarter of 1998, the Company recorded an extraordinary charge of $31.9 million, net of a tax benefit of $17.2 million, consisting of the premiums, estimated transaction costs and the write-off of the unamortized balance of deferred debt issuance costs in connection with the tender offer for the 12% Debentures.

     Dividends on CMCLA's preferred stock were $16.7 million for the six months ended June 30, 1998. In May and July 1998, AMFM exchanged its preferred stock of subsidiaries for CMCLA's 12% Debentures and 12 1/4% Debentures.

     As a result of the above factors, the Company incurred a $110.1 million net loss attributable to common stock for the six months ended June 30, 1999 compared to $60.0 million net loss attributable to common stock for the six months ended June 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

  Overview

     The Company historically has generated sufficient cash flow from operations to finance its existing operational requirements and debt service requirements, and the Company anticipates that this will continue to be the case. Operating activities provided net cash of $37.9 million and $71.9 million for the six months ended June 30, 1998 and 1999, respectively. The Company has used the proceeds of bank debt and private and public debt offerings, supplemented by cash flow from operations not required to fund operational requirements and debt service, to fund implementation of the Company's acquisition strategy.

     AMFM is a holding company with no significant assets other than the capital stock of its direct and indirect subsidiaries. For the six months ended June 30, 1999 and 1998, CMCLA recorded dividends and distributions to AMFM of approximately $12.8 million and $26.0 million to allow AMFM to meet its obligations.

     CMCLA's primary source of cash from which to service indebtedness is through dividends distributed or other payments made to it by its operating subsidiaries. The instruments governing the Company's indebtedness contain certain covenants that restrict or, in some cases, prohibit the ability of subsidiaries to pay dividends and make other distributions. These restrictions are not anticipated to have an impact on the Company's ability to meet its cash obligations.

  Debt Outstanding as of June 30, 1999

     CMCLA Senior Credit Facility. The CMCLA Senior Credit Facility provides for aggregate commitments under a revolving loan facility and a term loan facility of $1.6 billion and $900.0 million, respectively. The term loan facility is payable in quarterly installments commencing on September 30, 2000 and ending June 30, 2005. The revolving loan facility requires scheduled annual reductions of the commitment amount, payable in quarterly installments commencing on September 30, 2000 and ending on June 30, 2005. At July 31, 1999, the Company had drawn approximately $1.1 billion of the revolving loan facility and $900.0 million of the term loan facility.

     8% CMCLA Senior Notes. The 8% CMCLA Senior Notes are senior unsecured obligations of CMCLA and rank equal in right of payment to the obligations of CMCLA under the CMCLA Senior Credit Facility and existing and all other indebtedness of CMCLA not expressly subordinated to the 8% CMCLA Senior Notes. However, because the 8% CMCLA Senior Notes are unsecured, the 8% CMCLA Senior Notes are effectively subordinated in right of payment to CMCLA's secured debt, including the CMCLA Senior Credit Facility. The 8% CMCLA Senior Notes are fully and unconditionally guaranteed, on a joint and several basis, by the Subsidiary Guarantors (as defined below). As of June 30, 1999, the outstanding principal balance was approximately $750.0 million. Interest payment requirements on the 8% CMCLA Senior Notes are approximately $60.0 million per year.

     CMCLA Senior Subordinated Notes. The 9 3/8% CMCLA Senior Subordinated Notes due 2004, the 8 3/4% CMCLA Senior Subordinated Notes due 2007, the 10 1/2% CMCLA Senior Subordinated Notes due 2007, the 8 1/8% CMCLA Senior Subordinated Notes due 2007 and the 9% CMCLA Notes (collectively, the "Subordinated Notes") are unsecured obligations of CMCLA. The Subordinated Notes are subordinated in right of payment to all existing and any future senior indebtedness of CMCLA. The Subordinated Notes are fully and unconditionally guaranteed, on a joint and several basis, by all of CMCLA's direct and indirect wholly-owned subsidiaries other than certain inconsequential subsidiaries (the "Subsidiary Guarantors"). As of June 30, 1999, the total outstanding principal balance on the Subordinated Notes was approximately $1.8 billion. Interest payment requirements on the Subordinated Notes are approximately $154.9 million per year.

     The CMCLA Senior Credit Facility and the indentures governing the 8% CMCLA Senior Notes and the Subordinated Notes contain customary restrictive covenants, which, among other things and with certain exceptions, limit the ability of CMCLA and its subsidiaries to incur additional indebtedness and liens in connection therewith, enter into certain transactions with affiliates, pay dividends, consolidate, merge or effect certain asset sales, issue additional stock, effect an asset swap and make acquisitions. CMCLA is required under the CMCLA Senior Credit Facility to maintain specified financial ratios, including leverage, cash flow and debt service coverage ratios (as defined). The Company is in compliance with these covenants.

  Pending Transactions

     On July 1, 1999, the Company borrowed $90.0 million on its CMCLA Senior Credit Facility to complete the acquisition of KKFR-FM and KFYI-AM in Phoenix from The Broadcast Group, Inc. In light of AMFM's recent acquisition of Capstar Broadcasting, the Company is currently assessing the effects of the Capstar Merger on the agreement with Capstar Broadcasting to acquire ten of Capstar Broadcasting's radio stations for $434.3 million and the $150.0 million note receivable from Capstar Broadcasting. Accordingly, it is unclear when such amounts would be required to be borrowed by CMCLA, if at all. The Company believes that amounts available under the CMCLA Senior Credit Facility will be used to finance its pending transactions through CMCLA.

     The principal liquidity requirements of the Company and its subsidiaries (in addition to debt service and tax liabilities) will be for working capital, general corporate purposes, capital expenditures and pending acquisitions, and as opportunities arise, to acquire additional radio stations or complementary broadcast-related businesses. The Company believes that disposition of certain assets and cash from operating activities, together with available revolving credit borrowings under the CMCLA Senior Credit Facility, should be sufficient to permit the Company to meet its obligations. As of August 1, 1999, the Company had available borrowings of $495.0 million under the CMCLA Senior Credit Facility, subject to financial covenants contained in the credit facilities and the indentures that govern the indebtedness of the Company's subsidiaries.

     Under the terms of the stock purchase agreement and related agreements with Lamar, AMFM will receive cash proceeds of $700.0 million, subject to a net working capital adjustment, and 26,227,273 shares of Lamar Common Stock. The $700.0 million in proceeds, less transaction costs, will be used to repay outstanding indebtedness under the CMCLA Senior Credit Facility. The transaction is expected to be completed during the third quarter of 1999.

     In the future, the Company may require additional financing, either in the form of additional debt or equity securities. The Company evaluates potential acquisition opportunities on an ongoing basis and has had, and continues to have, preliminary discussions concerning the purchase of additional stations and other assets. The Company expects that in connection with the financing of future acquisitions, it may consider disposing of stations in its current markets.

  Restructuring

     In light of AMFM's recent acquisition of Capstar Broadcasting, management is reviewing opportunities to consolidate facilities and reduce corporate overhead. Consequently, the Company expects to record a restructuring charge in the third quarter of 1999.

  Non-Cash Stock Option Compensation Charge

     The Company expects to record a non-cash charge in connection with stock options granted to certain employees in the third quarter of 1999. The charge will total approximately $7.4 million and will be recorded over the vesting period of one year.

FORWARD LOOKING STATEMENTS

     Certain statements used in the preceding and following discussion and elsewhere in this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements about the financial condition, prospects, operations and business of the Company are generally accompanied by words such as "believes," "expects," "plans," "anticipates," "intends," "likely," "estimates," or similar expressions. These forward-looking statements are subject to risks, uncertainties and other factors, some of which are beyond the control of the Company, that could cause actual results to differ materially from those forecast or anticipated in such forward-looking statements.

     These risks, uncertainties and other factors include, but are not limited to: the potential negative consequences of the substantial indebtedness of the Company; the restrictions imposed on the Company and its subsidiaries by the agreements governing its debt instruments; the competitive nature of the radio broadcasting, outdoor advertising and media representation businesses; the potential adverse effects on licenses and ownership of regulation of the radio broadcasting industry; the difficulty of integrating substantial acquisitions and entering new lines of business; the potential loss of outdoor advertising space due to the regulation of outdoor advertising; the potential loss of advertisers due to tobacco and alcohol industry regulation; and the control of the Company by affiliates of Hicks, Muse, Tate & Furst Incorporated and potential conflicts of interest relating thereto.

     Because such forward-looking statements are subject to risks and uncertainties, readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's view only as of the date of this Quarterly Report on Form 10-Q. The Company undertakes no obligation to update such statements or publicly release the result of any revisions to these forward-looking statements which it may make to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated or unforeseen events.

RECENTLY ISSUED ACCOUNTING PRINCIPLE

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. Management does not anticipate that this statement will have a material impact on the Company's consolidated financial statements.

YEAR 2000 ISSUE

     Background. The Year 2000 ("Y2K") issue is whether the Company's computer systems will properly recognize date sensitive information when the year changes to 2000, or "00." Systems that do not properly recognize such information could generate erroneous data or cause a system to fail.

     State Of Readiness. The Company has substantially completed an inventory and assessment of its systems and operations to identify any software or hardware systems, equipment with embedded chips or processors, and non-information technology systems, such as telephone, voicemail and HVAC systems, which do not properly recognize dates after December 31, 1999. Concurrent with its company-wide assessment, the Company has developed and is in the process of implementing its Y2K compliance program. The Company is utilizing both internal and external resources to identify its mission critical systems and, upon identification, to remediate or replace and test systems for Y2K compliance.

     The Company has identified its corporate financial reporting, radio broadcasting operations (including advertising scheduling and billing systems) and media representation systems as its mission critical systems to evaluate for Y2K compliance. The Company has received Y2K compliance certificates from these application vendors indicating that they are Y2K compliant. The Company is in the process of testing these systems to ensure their Y2K compliance.

     The Company uses proprietary software programs for its outdoor advertising operations and is in the process of reviewing various modifications and replacement plans. The Company estimates that approximately 88.5 percent of the outdoor systems' Y2K remediation and testing had been completed as of July 31, 1999. The remaining remediation efforts are expected to be completed by the end of the third quarter of 1999.

     The list of the Company's mission critical systems may be expanded upon completion of the Company's inventory and assessment. As part of its acquisition and consolidation strategy, the Company also assesses and, as necessary, remediates or replaces the systems of acquired companies and stations with Y2K compliant systems.

     Third Party Relationships. In addition to identifying, assessing and remediating or replacing its mission critical systems, the Company continues to assess its exposure from external sources to Y2K. The Company relies on third party providers for key services such as telecommunications and utilities. Interruption of these services could, in management's view, have a material adverse impact on the operations of the Company. The ability of third parties with which the Company does business to adequately address their Y2K issues is outside of the Company's control. Therefore, there can be no assurance that the failure of such third parties to adequately address their Y2K issues will not have a material adverse effect on the Company's business, financial condition, cash flows and results of operations. The Company has sent questionnaires to many of its third party providers, and continues to do so, asking them to update the Company on the status of their Y2K compliance. Until all questionnaires are returned and reviewed, the Company will be unable to fully assess the potential for disruption in its programming and operations arising from this third party risk. If the Company does not receive reasonable assurance regarding Y2K compliance from any provider of these services, the Company will then develop contingency plans, to the extent possible, to address its exposure.

     Costs. Costs specifically associated with the Company's Y2K efforts are currently expected to be approximately $3.6 million, of which $2.3 million has been incurred to date. These cost estimates are subject to change once the Company has fully assessed its systems and as responses are obtained from third party vendors and service providers. Any change in cost may be material. Funding of these costs is anticipated to come from cash flows generated by business operations and/or borrowings under the Company's credit facility.

     Risks. The Company is in the process of identifying the most reasonably likely worst case scenarios that may affect its operations due to Y2K noncompliance of the Company's systems or the systems of third parties. Initially, the Company believes that the failure of its radio broadcast systems and the temporary loss of power at some of its stations due to Y2K noncompliance are the most reasonably likely worst case scenarios. Many of the Company's stations and transmitter sites currently have on-site generators in the event of power outages. As part of the Company's capital improvement program, management has begun installation of generators at many of its remaining stations and transmitter sites. The Company believes that the upgrade of the hardware on its existing radio broadcast systems and the installation of generators at many of its stations will resolve possible material disruptions in the business operations of the Company that would result from such risks. The Company may identify additional worst case scenarios once it has fully assessed its mission critical systems and obtained responses from the remaining third party vendors and service providers.

     Based on the nature of the Company's business and dispersed geographical locations, the Company believes that it may experience some disruption in its business due to the impact of the Y2K issue. Management presently believes, however, that the Company is taking appropriate steps to assess and control its Y2K issues. The Company cannot guarantee that there will be no Y2K issues in spite of these efforts. If the Company does not complete all phases of its Y2K compliance program and remediations or replacements are not made, are not completed on time, or are insufficient to prevent systems failures or other disruptions, the Y2K issue could have a material adverse impact on the Company's results of operations and financial condition.

     Contingency Plans. The Company has begun to develop contingency plans to mitigate the possible disruption in business operations that may result from the Company's systems or the systems of third parties that are not Y2K compliant. The Company has not finished the contingency planning phase. The Company is continually assessing the status of completion of its Year 2000 compliance program and, as necessary, will determine the level of contingency plans necessary.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Management monitors and evaluates changes in market conditions on a regular basis. Based upon the most recent review, management has determined that there have been no material changes in market risks since year end. For further information regarding market risk as of year end, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

                                    PART II

ITEM 1. LEGAL PROCEEDINGS

     In the fiscal quarter ended June 30, 1999, neither the Company nor any of its subsidiaries were parties to, or any of their respective properties subject to, any new material legal proceedings, and there were no material developments in the pending legal proceedings reported in CMCLA's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, as amended, except as described below. For a description of the Company's other pending legal proceedings, see
Note 4 to the Consolidated Financial Statements included elsewhere in this Form 10-Q.

     On July 9, 1998, AMFM entered into an agreement to acquire a 50% economic interest in Grupo Radio Centro, S.A. de C.V. ("Grupo Radio"), an owner and operator of radio stations in Mexico. On October 15, 1998, AMFM provided notice to Grupo Radio that it was terminating the acquisition agreement in accordance with its terms. Grupo Radio and its controlling shareholders requested arbitration under the terms of the agreement alleging that AMFM wrongfully terminated the agreement and seeking damages of approximately $80.0 million. The arbitration hearings ended on July 6, 1999, and the arbitration panel is to deliver its draft decision to the International Court of Arbitration of the International Chamber of Commerce on or before August 30, 1999.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

        EXHIBIT
          NO.                               DESCRIPTION OF EXHIBIT
        -------                             ----------------------
          2.54(a)        -- Asset Purchase Agreement, dated as of August 14, 1998, by and among Chancellor Media Corporation of Illinois,
                            Chancellor Media Illinois License Corp. and ABC, Inc.
          2.55(b)        -- Amended and Restated Agreement and Plan of Merger, dated as of April 29, 1999, among Chancellor Media Corporation,
                            Capstar Broadcasting Corporation, CBC Acquisition
                            Company, Inc. and CMC Merger Sub, Inc.
          2.56(b)        -- Asset Purchase Agreement, dated as of September 15, 1998, by and between The Broadcast Group, Inc. and Chancellor
                            Media/Shamrock Broadcasting, Inc.
          2.57(c)        -- Stock Purchase Agreement, dated as of June 1, 1999, by
                            and between Lamar Advertising Company and Chancellor
                            Media Corporation of Los Angeles.
          2.58(c)        -- Subscription Agreement, dated as of June 1, 1999, by and between Lamar Advertising Company and Chancellor Media
                            Corporation of Los Angeles.
          2.59(c)        -- Voting Agreement, dated as of June 1, 1999, by and among
                            Lamar Advertising Company, Chancellor Media Corporation
                            of Los Angeles and Reilly Family Limited Partnership.
          2.60(d)        -- First Amendment to Amended and Restated Agreement and
                            Plan of Merger, dated as of June 30, 1999, among
                            Chancellor Media Corporation, Capstar Broadcasting
                            Corporation and CMC Merger Sub, Inc.
          2.61*          -- Second Amended and Restated Stock Purchase Agreement
                            dated as of August 11, 1999 by and among Lamar
                            Advertising Company, Lamar Media Corp., Chancellor
                            Mezzanine Holdings Corporation and Chancellor Media
                            Corporation of Los Angeles.
          2.62*          -- Registration Rights Agreement dated as of August 11, 1999 among Lamar Advertising Company, Chancellor Media
                            Corporation of Los Angeles and Chancellor Mezzanine
                            Holdings Corporation.

        EXHIBIT
          NO.                               DESCRIPTION OF EXHIBIT
        -------                             ----------------------
          2.63*          -- Stockholders Agreement dated as of August 11, 1999 among
                            Lamar Advertising Company and certain of its
                            stockholders.
          2.64*          -- Second Amended and Restated Voting Agreement, dated as of
                            August 11, 1999, among Lamar Advertising Company,
                            Chancellor Media Corporation of Los Angeles, Chancellor
                            Mezzanine Holdings Corporation and Reid Family Limited
                            Partnership.
         10.62(e)        -- Employment Agreement, dated as of April 29, 1999, among
                            Chancellor Media Corporation, Chancellor Media
                            Corporation of Los Angeles and R. Steven Hicks.
         10.63(e)        -- Employment Agreement, dated as of April 29, 1999, among
                            Chancellor Media Corporation, Chancellor Media
                            Corporation of Los Angeles and D. Geoffrey Armstrong.
         10.64(e)        -- Employment Agreement, dated as of April 29, 1999, among
                            Chancellor Media Corporation, Chancellor Media
                            Corporation of Los Angeles and William S. Banowsky
         10.65(e)        -- Non-Qualified Stock Option Grant Agreement, effective as of April 9, between Chancellor Media Corporation and
                            James E. de Castro.
         10.66(e)        -- Non-Qualified Stock Option Grant Agreement, effective as of April 9, between Chancellor Media Corporation and
                            Kenneth J. O'Keefe
         10.67(e)        -- Non-Qualified Stock Option Grant Agreement, effective as of April 9, between Chancellor Media Corporation and R.
                            Steven Hicks.
         10.68(e)        -- Non-Qualified Stock Option Grant Agreement, effective as of April 9, between Chancellor Media Corporation and D.
                            Geoffrey Armstrong.
         10.69(e)        -- Non-Qualified Stock Grant Agreement, effective as of
                            April 9, between Chancellor Media Corporation and William
                            S. Banowsky.
         10.70(e)        -- Amendment No. 1 to Amended and Restated Employment
                            Agreement, dated as of May 18, 1999, among Chancellor
                            Media Corporation, Chancellor Media Corporation of Los
                            Angeles and James E. de Castro.
         10.71(e)        -- Employment Agreement, dated as of May 18, 1999, among
                            Chancellor Media Corporation, Chancellor Media
                            Corporation of Los Angeles and Kenneth J. O'Keefe.
         10.72(e)        -- Chancellor Media Corporation 1999 Stock Option Plan.
         10.73*          -- Termination and Release Agreement, dated July 13, 1999, by and among Capstar Broadcasting, Capstar Partners,
                            Hicks, Muse & Co. Partners, L.P. and Chancellor Media
                            Corporation.
         27.1*           -- Financial Data Schedule of Chancellor Media Corporation
                            of Los Angeles.

---------------

  *   Filed herewith.

(a) Incorporated by reference to the identically numbered exhibit to the Current Report on Form 8-K of Chancellor Media Corporation and Chancellor Media Corporation of Los Angeles, as amended, filed on May 5, 1999.

(b) Incorporated by reference to the identically numbered exhibit to the Quarterly Report on Form 10-Q of Chancellor Media Corporation and Chancellor Media Corporation of Los Angeles for the quarterly period ending March 31, 1999.

(c) Incorporated by reference to Exhibits 2.1, 2.2 and 2.3 to the Current Report on Form 8-K of Chancellor Media Corporation, filed on June 8, 1999.

(d) Incorporated by reference to the identically numbered exhibit to Post-Effective Amendment No. 1 to Registration Statement on Form S-4 of AMFM Inc. filed with the Securities and Exchange Commission on July 1, 1999.

(e) Incorporated by reference to the identically numbered exhibit to the Registration Statement on Form S-4 of Chancellor Media Corporation, filed with the Securities and Exchange Commission on June 8, 1999.

     (b) Reports on Form 8-K

          1. Current Report on Form 8-K (Items 2 and 7), dated April 16, 1999 and filed May 3, 1999, as amended on May 5, 1999, to announce the sale of WMVP-AM to ABC, Inc.

          2. Current Report on Form 8-K (Items 5 and 7), dated June 1, 1999 and filed June 8, 1999, to announce the sale of the Company's outdoor advertising division to Lamar Advertising Company.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                          CHANCELLOR MEDIA CORPORATION
                                          OF LOS ANGELES

                                          By:    /s/ W. SCHUYLER HANSEN
                                            ------------------------------------
                                                     W. Schuyler Hansen
                                                 Senior Vice President and
                                                  Chief Accounting Officer

Date: August 13, 1999

                                 EXHIBIT INDEX

        EXHIBIT
          NO.                               DESCRIPTION OF EXHIBIT
        -------                             ----------------------
          2.54(a)        -- Asset Purchase Agreement, dated as of August 14, 1998, by and among Chancellor Media Corporation of Illinois,
                            Chancellor Media Illinois License Corp. and ABC, Inc.
          2.55(b)        -- Amended and Restated Agreement and Plan of Merger, dated as of April 29, 1999, among Chancellor Media Corporation,
                            Capstar Broadcasting Corporation, CBC Acquisition
                            Company, Inc. and CMC Merger Sub, Inc.
          2.56(b)        -- Asset Purchase Agreement, dated as of September 15, 1998, by and between The Broadcast Group, Inc. and Chancellor
                            Media/Shamrock Broadcasting, Inc.
          2.57(c)        -- Stock Purchase Agreement, dated as of June 1, 1999, by
                            and between Lamar Advertising Company and Chancellor
                            Media Corporation of Los Angeles.
          2.58(c)        -- Subscription Agreement, dated as of June 1, 1999, by and between Lamar Advertising Company and Chancellor Media
                            Corporation of Los Angeles.
          2.59(c)        -- Voting Agreement, dated as of June 1, 1999, by and among
                            Lamar Advertising Company, Chancellor Media Corporation
                            of Los Angeles and Reilly Family Limited Partnership.
          2.60(d)        -- First Amendment to Amended and Restated Agreement and
                            Plan of Merger, dated as of June 30, 1999, among
                            Chancellor Media Corporation, Capstar Broadcasting
                            Corporation and CMC Merger Sub, Inc.
          2.61*          -- Second Amended and Restated Stock Purchase Agreement
                            dated as of August 11, 1999 by and among Lamar
                            Advertising Company, Lamar Media Corp., Chancellor
                            Mezzanine Holdings Corporation and Chancellor Media
                            Corporation of Los Angeles.
          2.62*          -- Registration Rights Agreement dated as of August 11, 1999 among Lamar Advertising Company, Chancellor Media
                            Corporation of Los Angeles and Chancellor Mezzanine
                            Holdings Corporation.
          2.63*          -- Stockholders Agreement dated as of August 11, 1999 among
                            Lamar Advertising Company and certain of its
                            stockholders.
          2.64*          -- Second Amended and Restated Voting Agreement, dated as of
                            August 11, 1999, among Lamar Advertising Company,
                            Chancellor Media Corporation of Los Angeles, Chancellor
                            Mezzanine Holdings Corporation and Reid Family Limited
                            Partnership.
         10.62(e)        -- Employment Agreement, dated as of April 29, 1999, among
                            Chancellor Media Corporation, Chancellor Media
                            Corporation of Los Angeles and R. Steven Hicks.
         10.63(e)        -- Employment Agreement, dated as of April 29, 1999, among
                            Chancellor Media Corporation, Chancellor Media
                            Corporation of Los Angeles and D. Geoffrey Armstrong.
         10.64(e)        -- Employment Agreement, dated as of April 29, 1999, among
                            Chancellor Media Corporation, Chancellor Media
                            Corporation of Los Angeles and William S. Banowsky
         10.65(e)        -- Non-Qualified Stock Option Grant Agreement, effective as of April 9, between Chancellor Media Corporation and
                            James E. de Castro.
         10.66(e)        -- Non-Qualified Stock Option Grant Agreement, effective as of April 9, between Chancellor Media Corporation and
                            Kenneth J. O'Keefe

        EXHIBIT
          NO.                               DESCRIPTION OF EXHIBIT
        -------                             ----------------------
         10.67(e)        -- Non-Qualified Stock Option Grant Agreement, effective as of April 9, between Chancellor Media Corporation and R.
                            Steven Hicks.
         10.68(e)        -- Non-Qualified Stock Option Grant Agreement, effective as of April 9, between Chancellor Media Corporation and D.
                            Geoffrey Armstrong.
         10.69(e)        -- Non-Qualified Stock Grant Agreement, effective as of
                            April 9, between Chancellor Media Corporation and William
                            S. Banowsky.
         10.70(e)        -- Amendment No. 1 to Amended and Restated Employment
                            Agreement, dated as of May 18, 1999, among Chancellor
                            Media Corporation, Chancellor Media Corporation of Los
                            Angeles and James E. de Castro.
         10.71(e)        -- Employment Agreement, dated as of May 18, 1999, among
                            Chancellor Media Corporation, Chancellor Media
                            Corporation of Los Angeles and Kenneth J. O'Keefe.
         10.72(e)        -- Chancellor Media Corporation 1999 Stock Option Plan.
         10.73*          -- Termination and Release Agreement, dated July 13, 1999, by and among Capstar Broadcasting, Capstar Partners,
                            Hicks, Muse & Co. Partners, L.P. and Chancellor Media
                            Corporation.
         27.1*           -- Financial Data Schedule of Chancellor Media Corporation
                            of Los Angeles.

---------------

  *   Filed herewith.

(a) Incorporated by reference to the identically numbered exhibit to the Current Report on Form 8-K of Chancellor Media Corporation and Chancellor Media Corporation of Los Angeles, as amended, filed on May 5, 1999.

(b) Incorporated by reference to the identically numbered exhibit to the Quarterly Report on Form 10-Q of Chancellor Media Corporation and Chancellor Media Corporation of Los Angeles for the quarterly period ending March 31, 1999.

(c) Incorporated by reference to Exhibits 2.1, 2.2 and 2.3 to the Current Report on Form 8-K of Chancellor Media Corporation, filed on June 8, 1999.

(d) Incorporated by reference to the identically numbered exhibit to Post-Effective Amendment No. 1 to Registration Statement on Form S-4 of AMFM Inc. filed with the Securities and Exchange Commission on July 1, 1999.

(e) Incorporated by reference to the identically numbered exhibit to the Registration Statement on Form S-4 of Chancellor Media Corporation, filed with the Securities and Exchange Commission on June 8, 1999.