Form 10-Q
period 1999-09-30
CHANCELLOR MEDIA CORP OF LOS ANGELES
filed 1999-11-12
CIK 1043102

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                        COMMISSION FILE NUMBER 333-32259

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

                                 (214) 922-8700
              (Registrant's telephone number, including area code)

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of October 31, 1999, 1,040 shares of Common Stock, par value $.01 per share, of Chancellor Media Corporation of Los Angeles were outstanding. As of such date, there was no public market for the Common Stock.


================================================================================


                                      INDEX
                                                                                 PAGE
                                                                                NUMBER
                                                                                ------
                PART I. FINANCIAL INFORMATION
     Item 1.    Financial Statements                                               3
                Condensed Consolidated Balance Sheets (unaudited)                  3
                Condensed Consolidated Statements of Operations
                (unaudited)                                                        4
                Condensed  Consolidated  Statement of  Stockholder's
                Equity
                (unaudited)                                                        5
                Condensed Consolidated Statements of Cash Flows
                (unaudited)                                                        6
                Notes to Condensed Consolidated Financial Statements
                (unaudited)                                                        7
     Item 2.    Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                         14
     Item 3.    Quantitative and Qualitative Disclosures About Market
                Risk                                                              22
                PART II. OTHER INFORMATION
     Item 1.    Legal Proceedings                                                 23
     Item 6.    Exhibits and Reports on Form 8-K                                  23
                Signature                                                         25

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

          CHANCELLOR MEDIA CORPORATION OF LOS ANGELES AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE DATA)

                                     ASSETS


                                                                                DECEMBER 31,       SEPTEMBER 30,
                                                                                   1998                1999
                                                                                -------------      -------------
                                                                                                    (UNAUDITED)
Current assets:
  Cash and cash equivalents ...............................................     $      12,256      $      24,781
  Accounts receivable, less allowance for doubtful accounts
     of $15,580 in 1998 and $14,066 in 1999 ...............................           352,646            524,245
  Other current assets ....................................................            59,909             85,136
                                                                                -------------      -------------
          Total current assets ............................................           424,811            634,162
                                                                                -------------      -------------
Property and equipment, net ...............................................         1,388,156            196,247
Intangible assets, net ....................................................         5,056,047          4,705,922
Investments in non-consolidated affiliates ................................                --          1,115,617
Other assets, net .........................................................           358,893            223,260
                                                                                -------------      -------------
                                                                                $   7,227,907      $   6,875,208
                                                                                =============      =============
                                         LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
  Accounts payable and accrued expenses ...................................     $     236,618      $     276,786
Long-term debt ............................................................         4,096,000          3,782,500
Deferred tax liabilities ..................................................           453,134            410,467
Other liabilities .........................................................            50,325             46,472
                                                                                -------------      -------------
          Total liabilities ...............................................         4,836,077          4,516,225
                                                                                -------------      -------------
Commitments and contingencies
Stockholder's equity:
  Common stock, $.01 par value. 1,040 shares authorized, issued and
   outstanding ............................................................                 1                  1
  Paid-in capital .........................................................         2,670,510          2,638,791
  Accumulated deficit .....................................................          (278,681)          (279,809)
                                                                                -------------      -------------
          Total stockholder's equity ......................................         2,391,830          2,358,983
                                                                                -------------      -------------
                                                                                $   7,227,907      $   6,875,208
                                                                                =============      =============

     See accompanying notes to condensed consolidated financial statements.

          CHANCELLOR MEDIA CORPORATION OF LOS ANGELES AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                THREE MONTHS ENDED                NINE MONTHS ENDED
                                                          ------------------------------    ------------------------------
                                                          SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,
                                                               1998             1999             1998             1999
                                                          -------------    -------------    -------------    -------------
          Gross revenues ..............................   $     389,551    $     498,233    $   1,015,562    $   1,383,076
            Less agency commissions ...................          45,722           58,159          116,466          158,591
                                                          -------------    -------------    -------------    -------------
                    Net revenues ......................         343,829          440,074          899,096        1,224,485
                                                          -------------    -------------    -------------    -------------
          Operating expenses:
            Operating expenses, excluding
               depreciation and amortization ..........         175,062          212,271          491,924          640,039
            Depreciation and amortization .............         120,648          139,612          315,772          432,495
            Corporate general and administrative ......          10,109           10,575           25,188           41,187
            Non-cash compensation .....................              --            3,692               --            3,692
            Merger and non-recurring costs ............              --           29,581           59,475           45,925
                                                          -------------    -------------    -------------    -------------
               Operating expenses .....................         305,819          395,731          892,359        1,163,338
                                                          -------------    -------------    -------------    -------------
               Operating income .......................          38,010           44,343            6,737           61,147
                                                          -------------    -------------    -------------    -------------

            Interest expense, net .....................          48,624           85,943          135,709          258,054
            Gain on disposition of assets .............              --         (208,900)        (123,845)        (221,306)
            Gain on disposition of representation
               contracts ..............................         (18,497)          (9,431)         (29,767)         (18,284)
            Other (income) expense ....................              --               --           (3,559)              --
                                                          -------------    -------------    -------------    -------------
               Other (income) expense, net ............          30,127         (132,388)         (21,462)          18,464
                                                          -------------    -------------    -------------    -------------
               Income before income taxes .............           7,883          176,731           28,199           42,683
          Income tax expense ..........................             722           53,218           32,507           29,028
                                                          -------------    -------------    -------------    -------------
            Income (loss) before equity in net loss
               of affiliates and extraordinary item ...           7,161          123,513           (4,308)          13,655
          Equity in net loss of affiliates ............              --              572               --              772
                                                          -------------    -------------    -------------    -------------
            Income (loss) before extraordinary item ...           7,161          122,941           (4,308)          12,883
          Extraordinary loss, net of income tax
           benefit ....................................          15,224               --           47,089               --
                                                          -------------    -------------    -------------    -------------
                    Net income (loss) .................          (8,063)         122,941          (51,397)          12,883
          Preferred stock dividends ...................             899               --           17,601               --
                                                          -------------    -------------    -------------    -------------
            Net income (loss) attributable to
               common stock ...........................   $      (8,962)   $     122,941    $     (68,998)   $      12,883
                                                          =============    =============    =============    =============


     See accompanying notes to condensed consolidated financial statements.

          CHANCELLOR MEDIA CORPORATION OF LOS ANGELES AND SUBSIDIARIES


            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT FOR SHARE DATA)


                                                    COMMON STOCK                                 TOTAL
                                             ---------------------------       PAID-IN        ACCUMULATED      STOCKHOLDER'S
                                               AMOUNT          SHARES          CAPITAL          DEFICIT          EQUITY
                                             -----------     -----------     -----------      -----------      -------------
Balances at December 31, 1998 ..........     $         1           1,040     $ 2,670,510      $  (278,681)     $ 2,391,830
  Non-cash compensation expense ........              --              --           3,692               --            3,692
  Net capital distributed to parent ....              --              --         (35,411)              --          (35,411)
  Dividend to parent ...................              --              --              --          (14,011)         (14,011)
  Net income ...........................              --              --              --           12,883           12,883
                                             -----------     -----------     -----------      -----------      -----------
Balances at September 30, 1999 .........     $         1           1,040     $ 2,638,791      $  (279,809)     $ 2,358,983
                                             ===========     ===========     ===========      ===========      ===========

     See accompanying notes to condensed consolidated financial statements.

          CHANCELLOR MEDIA CORPORATION OF LOS ANGELES AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                                               NINE MONTHS ENDED
                                                                      ------------------------------------
                                                                       SEPTEMBER 30,        SEPTEMBER 30,
                                                                           1998                  1999
                                                                      ---------------      ---------------
Net cash provided by operating activities .......................     $       146,459      $       161,357
                                                                      ---------------      ---------------
Cash flows from investing activities:
  Acquisitions, net of cash acquired ............................            (905,264)            (461,247)
  Proceeds from sale of assets ..................................                  --              743,831
  Purchases of property and equipment ...........................             (21,684)             (47,278)
  Payments made on purchases of representation contracts.........             (25,724)             (27,151)
  Payments received on sales of representation contracts.........              20,283               18,193
  Issuance of note receivable from affiliate ....................            (150,000)                  --
  Payments for equity basis investments .........................                  --               (6,500)
  Other .........................................................             (39,750)              (5,393)
                                                                      ---------------      ---------------
          Net cash provided by (used by) investing activities ...          (1,122,139)             214,455
                                                                      ---------------      ---------------
Cash flows from financing activities:
  Proceeds of long-term debt ....................................           1,973,000              564,500
  Payments on long-term debt ....................................          (1,528,000)            (878,365)
  Cash contributed by (distributed to) parent ...................           1,000,645              (35,411)
  Repurchase of 12% and 12 1/4% Exchange Debentures .............            (403,213)                  --
  Dividends on preferred stock ..................................             (31,183)                  --
  Dividends to parent ...........................................             (19,253)             (14,011)
  Payments for debt issuance costs ..............................             (19,837)                  --
                                                                      ---------------      ---------------
          Net cash provided by financing activities .............             972,159             (363,287)
                                                                      ---------------      ---------------
Increase (decrease) in cash and cash equivalents ................              (3,521)              12,525
Cash and cash equivalents at beginning of period ................              16,584               12,256
                                                                      ---------------      ---------------
Cash and cash equivalents at end of period ......................     $        13,063      $        24,781
                                                                      ===============      ===============


     See accompanying notes to condensed consolidated financial statements.

          CHANCELLOR MEDIA CORPORATION OF LOS ANGELES AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

1. BASIS OF PRESENTATION

    The accompanying unaudited interim financial statements include the accounts of Chancellor Media Corporation of Los Angeles and its subsidiaries (collectively, the "Company" or "CMCLA"). CMCLA is an indirect subsidiary of AMFM Inc. ("AMFM"). All significant intercompany balances and transactions have been eliminated in consolidation and in the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows have been recorded. Investments in which the Company owns 20 percent to 50 percent of the voting common stock or otherwise exercises significant influence over operating and financial policies of the company are accounted for using the equity method. Interim period results are not necessarily indicative of results to be expected for the year.

    These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. The year-end consolidated balance sheet data was derived from the audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

    Certain reclassifications have been made to prior period condensed consolidated financial statements to conform to the current period presentation.

2. CLEAR CHANNEL MERGER AGREEMENT

    On October 2, 1999, AMFM and Clear Channel Communications, Inc. ("Clear Channel") entered into a definitive merger agreement. Under the terms of the merger agreement, AMFM stockholders will receive 0.94 shares of Clear Channel common stock, on a fixed exchange basis, for each share of the AMFM's common stock held on the record date of the transaction. Pursuant to the Telecommunications Act of 1996 and other regulatory guidelines, it is expected that, collectively, Clear Channel and AMFM will need to divest approximately 100 radio stations to obtain antitrust and Federal Communications Commission approval for the merger, including stations owned by the Company. Consummation of the merger is also subject to stockholder approval by both companies and other conditions. Although there can be no assurance, AMFM expects that the Clear Channel merger will be consummated during the second half of 2000.

3. ACQUISITION OF CAPSTAR BROADCASTING AND CHANGE IN LEGAL STRUCTURE AND REFINANCING

    On July 13, 1999, AMFM acquired Capstar Broadcasting Corporation ("Capstar Broadcasting"), a Delaware corporation, through the merger (the "Capstar Merger") of a wholly-owned subsidiary of AMFM into Capstar Broadcasting, with Capstar Broadcasting surviving as a wholly-owned subsidiary of AMFM. Concurrent with the Capstar Merger, AMFM (formerly Chancellor Media Corporation) was renamed AMFM Inc. As a result of the Capstar Merger, all of the then outstanding shares of Capstar Broadcasting common stock were converted, in a tax-free exchange, into 0.4955 of a share of AMFM's common stock, or approximately 53.6 million shares of AMFM's common stock in the aggregate. AMFM added 338 radio stations (239 FM and 99 AM) to its portfolio and also assumed the outstanding options, warrants and other equity rights in Capstar Broadcasting which represented up to an additional 3.3 million shares of AMFM's common stock. Approximately $2,200,000 of Capstar Broadcasting's debt and preferred stock remained outstanding after the Capstar Merger. Capstar Broadcasting is a direct subsidiary of AMFM. The financial results of the Company do not include those of Capstar Broadcasting or its subsidiaries.

    Capstar Broadcasting currently conducts its operations through three main subsidiaries: (i) Capstar Broadcasting Partners, Inc. ("Capstar Partners"), an indirect subsidiary of Capstar Broadcasting; (ii) Capstar Radio Broadcasting Partners, Inc. ("Capstar Radio"), a direct wholly-owned subsidiary of Capstar Partners; and (iii) Capstar Communications, Inc. ("Capstar Communications"), an indirect subsidiary of Capstar Radio.

    Through a series of related transactions, including capital contributions of stock and mergers of subsidiaries, AMFM intends to combine the outstanding bonds, bank indebtedness and preferred stock of its direct and indirect subsidiaries into fewer entities (the "Reorganization"). After completion of the Reorganization, Capstar Communications will assume and/or be liable for all of its remaining outstanding bonds, as well as the bonds and bank indebtedness of Capstar Radio and the Company, which will be combined with Capstar Communications in the fourth quarter of 1999. The Reorganization is expected to be completed during the fourth quarter of 1999.

    Also as part of the Reorganization, AMFM intends to refinance CMCLA's senior credit facility and the credit facility of Capstar Broadcasting with a new credit facility. Several banks entered into a commitment letter with CMCLA on November 3, 1999 and agreed to provide Capstar Communications with a senior credit facility. AMFM expects that Capstar Communications' new senior credit facility will be entered into in November 1999. Capstar Communications' senior credit facility will include commitments for a revolving loan facility of $600,000 and a term loan facility of $2,600,000. The proceeds of such facilities may be used to repay the existing credit facilities of CMCLA and Capstar Broadcasting, to repay, repurchase or redeem other debt and equity securities of AMFM and its subsidiaries and for other general corporate purposes. Both the revolving loan facility and the term loan facility of Capstar Communications will mature two years after the date of Capstar Communications' senior credit facility. No scheduled amortization of principal will be required prior to maturity. Both the revolving loan facility and the term loan facility of Capstar Communications will bear interest at fluctuating rates based upon the prime rate or the eurodollar rate. The margin above the applicable prime rate or the eurodollar rate will be determined by reference to Capstar Communications' ratio of consolidated debt to consolidated earnings before interest, taxes, depreciation and amortization, provided that such margins will be fixed at .50% and 1.50%, respectively, until delivery of Capstar Communications' financial statements for the fiscal quarter ending March 31, 2000, and capped at .50% and 1.50%, respectively, thereafter so long as the Clear Channel merger agreement has not been terminated. Capstar Communications' senior credit facility will be guaranteed by most of the direct and indirect subsidiaries, other than Capstar Communications, of Chancellor Mezzanine Holdings Corporation ("Chancellor Mezzanine"), a direct subsidiary of AMFM, and will be secured by (a) a non-recourse pledge of the stock of Chancellor Mezzanine, (b) a recourse pledge of the stock of Capstar Partners, (c) a recourse pledge of the stock of Capstar Communications and most of the subsidiaries of Capstar Communications, and (d) a pledge of the common stock of Lamar Advertising Company ("Lamar") to be held by Capstar Communications after the Reorganization. Capstar Communications' senior credit facility will be subject to affirmative and negative covenants, including
(i) limitations on indebtedness, mergers, acquisitions and dispositions of assets, dividends, stock repurchases, other restricted payments, investments and liens, and (ii) financial maintenance covenants. The merger of AMFM and Clear Channel will be an event of default under Capstar Communications' senior credit facility and will require refinancing at the effective time of the merger.

4. ACQUISITIONS AND DISPOSITIONS

(a) Outdoor Activity and Sale of Outdoor Advertising Business to Lamar

    On September 15, 1999, the Company completed the sale to Lamar of all of the outstanding common stock of Chancellor Media Outdoor Corporation and Chancellor Media Whiteco Outdoor Corporation, wholly-owned subsidiaries of the Company, which together held all of the Company's assets used in its outdoor advertising business. The Company received cash proceeds of $700,000, subject to a net working capital adjustment, and 26,227,273 shares of class A common stock, par value $.01 per share, of Lamar ("Lamar Common Stock"). During the three months ended September 30, 1999, the Company recognized a pre-tax gain of $209,970 related to the sale.

    The Company owns approximately 30% of the aggregate number of outstanding shares and approximately 11% of the voting shares of Lamar, based upon the number of shares of Lamar common stock outstanding as of September 30, 1999. Lamar, the Company and the controlling stockholder of Lamar entered into a stockholders agreement under which (1) the Company designated Thomas O. Hicks and James E. de Castro as its representatives on the Lamar board of directors, increasing the size of Lamar's board to ten members, (2) the Company agreed not to sell any of the Lamar Common Stock for a period of 12 months from the closing date, which ends on September 15, 2000 and (3) Lamar agreed, subject to certain exceptions, not to take any action without the prior written consent of the Company that would result in a change of control of Lamar or the acquisition or disposition of assets worth in excess of $500,000. Due to the Company's ability to exercise significant influence over the operating and financial policies of Lamar, the Company is accounting for its investment in Lamar using the equity method. Lamar and the Company entered into a registration rights agreement which gives the Company the right to require Lamar to register the sale of the Lamar Common Stock under applicable securities laws in some circumstances.

    At September 30, 1999, the market value of the Company's common stock of Lamar, based on the closing sale price of unrestricted class A common stock of Lamar as reported by The Nasdaq Stock Market, was $1,298,250, and the investment was carried at $1,109,671. The excess of the Company's carrying value over the underlying equity in net assets is being amortized over 15 years. The Company's share of undistributed losses of Lamar totaled $219 at September 30, 1999.

    During 1999, prior to the sale of the Company's outdoor advertising business, the Company acquired approximately 4,800 billboards and outdoor displays in various transactions for approximately $51,000 in cash, including certain working capital and direct acquisition costs. On May 24, 1999, the Company sold 466 billboards and outdoor displays in various markets to PNE Media, LLC for approximately $25,600 in cash. These assets were accounted for as assets held for sale and no gain or loss was recognized by the Company upon consummation of the sale. The excess of the carrying amount over the proceeds was accounted for as an adjustment to the original purchase price of the billboards and outdoor displays.

(b) Other Completed Transactions

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

    A summary of the net assets acquired in the nine-month period ended September 30, 1999 follows:


                                                   NINE MONTHS
                                                      ENDED
                                                  SEPTEMBER 30,
                                                      1999
                                                  -------------
Cash and cash equivalents ...................     $       4,360
Accounts receivable, net ....................             6,403
Other current assets ........................             1,355
Property and equipment ......................            38,175
Intangible assets ...........................           455,114
Accounts payable and accrued
expenses ....................................            (2,663)
Deferred tax liabilities ....................           (36,162)
                                                  -------------
          Total net assets acquired .........           466,582
Less:
  Cash and cash equivalents acquired ........             4,360
  Liabilities assumed .......................               725
  Notes payable .............................               250
                                                  -------------
Cash paid for acquisitions ..................     $     461,247
                                                  =============


    The unaudited pro forma condensed consolidated results of operations data for the nine months ended September 30, 1998 and 1999, as if the acquisitions and dispositions through September 30, 1999 occurred at January 1, 1998, follow:


                                                                             NINE MONTHS ENDED
                                                                           ---------------------
                                                                           SEPTEMBER     SEPTEMBER
                                                                              30,           30,
                                                                              1998          1999
                                                                           ---------     ----------
                                  Net revenues........................     $946,588      $1,068,973
                                  Loss before extraordinary item......     (115,226)         (7,677)
                                  Net loss............................     (162,315)         (7,677)

    The pro forma results are not necessarily indicative of the financial results which would have occurred if the transactions had been in effect for the entire periods presented.

(c) Pending Transactions

    On February 20, 1998, the Company entered into an agreement to acquire, over a period of three years, eleven radio stations from Capstar Broadcasting for an aggregate purchase price of $637,500. Pursuant to this agreement, the acquisition of KODA-FM was completed on May 29, 1998 for $143,250. On February 1, 1999, the Company began operating WKNR-AM in Cleveland, a station owned by Capstar Broadcasting, under a time brokerage agreement. The February 20, 1998 purchase agreement and the WKNR-AM time brokerage agreement will be terminated upon the completion of the Reorganization.

    On August 30, 1999, AMFM entered into an agreement with Cox Radio, Inc. ("Cox") to acquire KOST-FM and KFI-AM in Los Angeles plus $3,000 in cash payable by Cox in exchange for 13 of its radio stations including CMCLA stations WEDR-FM in Miami and WFOX-FM in Atlanta, and Capstar Broadcasting stations WEFX-FM, WNLK-AM, WKHL-FM and WSTC-AM in Stamford/Norwalk, WFYV-FM, WAPE-FM, WBWL-AM, WKQL-FM, WMXQ-FM and WOKV-AM in Jacksonville and WPLR-FM and the local sales rights of a 14th Capstar Broadcasting station, WYBC-FM in New Haven. The Company began programming KOST-FM and KFI-AM in Los Angeles and Cox began programming the 13 AMFM stations under time brokerage agreements effective October 1, 1999. Although there can be no assurance, AMFM expects that the Cox exchange will be consummated in the first quarter of 2000.

    On September 22, 1999, the Company entered into an agreement to sell the capital stock of its Puerto Rico subsidiaries to Spanish Broadcasting System of Puerto Rico, Inc. ("Spanish Broadcasting") for $90,000 payable in cash. The Company owns and operates eight radio stations in Puerto Rico. Pending completion of the sale, Spanish Broadcasting will program these eight stations under a time brokerage agreement. Although there can be no assurance, the Company expects to complete the sale of these subsidiaries in the fourth quarter of 1999.

5. MERGER AND NON-RECURRING COSTS

    During the first quarter of 1999, the Company recorded a charge of $16,344 for merger and non-recurring costs, of which approximately $1,493 is accrued as of September 30, 1999, which consisted of the following:


                                    Write-off of Petry transaction costs(a).........       $  4,148
                                    Executive severance costs(b)....................         12,196
                                                                                           --------
                                              Total.................................       $ 16,344
                                                                                           ========

----------

(a) On April 8, 1998, the Company entered into an agreement to acquire Petry Media Corporation ("Petry"), a leading independent television representation firm, for approximately $127,000. The Company subsequently assigned its contract to acquire Petry to LIN Television Corporation. The Company recorded a charge of $4,148 to write off transaction costs incurred in connection with the Petry transaction.

(b) On March 15, 1999, AMFM and CMCLA announced an executive realignment which included (i) the resignation of Jeffrey A. Marcus as the Company's President and Chief Executive Officer; (ii) the resignation of Thomas P. McMillin as the Company's Chief Financial Officer; (iii) the departure of Richard A. B. Gleiner as the Company's General Counsel; and (iv) the resignation of Eric C. Neuman as the Company's Senior Vice President -- Strategic Development, each effective March 15, 1999. In connection with the executive realignment, the Company recorded a charge of $12,196 for executive severance and other costs.

    During the third quarter of 1999, the Company recorded a charge of $29,581 for merger and non-recurring costs which consisted of the following:

Personnel changes, format changes and other
  non-recurring costs incurred in connection with
  the implementation of the Company's clustering
  strategy (a) ..................................................     $    6,027
Personnel changes and contractual obligations in
  exiting certain non-core business ventures (b) ................         23,554
                                                                      ----------
          Total .................................................     $   29,581
                                                                      ==========

----------

(a) The Company has announced its new clustering strategy whereby each cluster of stations in a market will be managed as a single business unit. In connection with this strategy, certain personnel have been terminated and other personnel-related costs have been incurred to align formats within a market to target certain demographics. Of the total costs incurred, $5,694 related to personnel costs. At September 30, 1999, $2,269 of those costs were accrued and are expected to be paid during the fourth quarter of 1999.

(b) Previously, the Company has announced that it would sharpen its focus on domestic radio and new media operations. As a result, management decided to discontinue Katz Media's international operations and streamline its television representation business, sell its outdoor advertising business, terminate its contracts to acquire Grupo Radio and assign to LIN Television Corporation its contract to acquire Petry. Of the $23,554 incurred, $3,814 related to personnel costs and the remainder related to the termination of contractual obligations, such as leases, and legal and advisory fees. At September 30, 1999, $3,312 of the total costs are accrued and are expected to be paid during the fourth quarter of 1999.


6. CONTINGENCIES

    In September 1998, a stockholder class action complaint was filed in the Delaware Court of Chancery by a stockholder purporting to act individually and on behalf of all other persons, other than defendants, who own securities of AMFM and are similarly situated. The defendants named in the case are Chancellor Media Corporation, Hicks, Muse, Tate & Furst Incorporated Thomas O. Hicks, Jeffrey A. Marcus, James E. de Castro, Eric C. Neuman, Lawrence D. Stuart, Jr., Steven Dinetz, Thomas J. Hodson, Perry Lewis, John H. Massey and Vernon E. Jordan, Jr. The plaintiff alleges breach of fiduciary duties, gross mismanagement, gross negligence or recklessness, and other matters relating to the defendants' actions in connection with the Capstar Merger. The plaintiff sought to certify the complaint as a class action, enjoin consummation of the Capstar Merger, order defendants to account to plaintiff and other alleged class members for damages, and award attorneys' fees and other costs. The Company believes that the lawsuit is without merit and intends to vigorously defend the action.

    The Company is also involved in various other claims and lawsuits which are generally incidental to its business. The Company is also vigorously contesting all of these matters and believes that the ultimate resolution of these matters and those mentioned above will not have a material adverse effect on its consolidated financial position or results of operations.

7. SEGMENT DATA

    During the nine months ended September 30, 1999, the Company conducted business in three distinct operating segments consisting of radio broadcasting, new media and outdoor advertising. Following the sale of the Company's outdoor advertising business to Lamar on September 15, 1999, the Company operates in only the radio broadcasting and new media segments. Information about each of the operating segments follows:

    (a)  AMFM Radio Group -- radio broadcasting

    CMCLA's radio station portfolio consisted of 124 radio stations (91 FM and 33 AM) at September 30, 1999, including two stations operated under time brokerage or joint sales agreements. The AMFM Radio Group also operates a national radio network, The AMFM Radio Networks, which broadcasts advertising and syndicated programming shows to a national audience of approximately 68 million listeners in the United States, and the Chancellor Marketing Group, a full-service sales promotion firm developing integrated marketing programs for Fortune 1000 companies.

    (b) AMFM New Media Group -- media representation and Internet

    The AMFM New Media Group includes Katz Media, a full-service media representation firm that sells national spot advertising time for its clients in the radio and television industries primarily throughout the United States and for AMFM's portfolio of stations. The Company's Internet initiative focuses on developing the Company's Internet web sites, streaming online broadcasts of the Company's on-air programming and other media, and promoting emerging Internet and new media concerns.

    (c) Chancellor Outdoor Group -- outdoor advertising

    The Company's outdoor advertising business was formed on July 31, 1998 with the acquisition of Martin Media and Martin & MacFarlane, Inc., and also included the assets of the outdoor advertising division of Whiteco Industries, Inc., acquired on December 1, 1998. On September 15, 1999, the Company completed the sale of its outdoor advertising business to Lamar, as discussed in Note 4(a). The Chancellor Outdoor Group segment data includes the results of operations of the outdoor advertising business through September 15, 1999.

    Separate financial data for each of the Company's operating segments is provided below.


                                                         THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                  --------------------------------      --------------------------------
                                                  SEPTEMBER 30,      SEPTEMBER 30,      SEPTEMBER 30,      SEPTEMBER 30,
                                                      1998               1999               1998               1999
                                                  -------------      -------------      -------------      -------------
AMFM Radio Group -- radio broadcasting:
  Net revenues ..............................     $     287,704      $     368,123      $     778,901      $     967,771
  Operating expenses, excluding
   depreciation and amortization ............           140,682            164,967            420,745            485,386
  Depreciation and amortization .............            98,476             89,982            271,265            296,084
  Operating income ..........................            46,799            105,386             81,651            171,140
  Capital expenditures ......................                NA                 NA             10,754             13,950
AMFM New Media Group -- media
  representation and Internet:
  Net revenues ..............................            46,764             48,745            122,127            137,281
  Operating expenses, excluding
   depreciation and amortization ............            32,994             33,384             81,086             96,635
  Depreciation and amortization .............             7,155             15,441             22,727             30,909
  Operating income (loss) ...................             5,076             (4,488)            13,427              2,303
  Capital expenditures ......................                NA                 NA              8,616              4,484
Chancellor Outdoor Group -- outdoor
  advertising:
  Net revenues ..............................            15,086             45,737             15,086            156,627
  Operating expenses, excluding
   depreciation and amortization ............             7,111             25,822              7,111             84,583
  Depreciation and amortization .............            11,022             30,536             11,022             94,062
  Operating loss ............................            (3,504)           (13,731)            (3,504)           (31,007)
  Capital expenditures ......................                NA                 NA                 --             22,716

    The segment financial data includes intersegment revenues and expenses which must be excluded to reconcile to the Company's consolidated financial statements. In addition, certain depreciation and amortization expenses, corporate general and administrative expenses, non-cash compensation, merger and non-recurring costs, and corporate capital expenditures were not allocated to operating segments and must be included to reconcile to the Company's consolidated financial statements. Reconciling financial data is provided below:


                                                              THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                       -------------------------------     -------------------------------
                                                       SEPTEMBER 30,     SEPTEMBER 30,     SEPTEMBER 30,     SEPTEMBER 30,
                                                            1998              1999              1998              1999
                                                       -------------     -------------     -------------     -------------
Intersegment net revenues ........................     $       5,725     $      22,531     $      17,018     $      37,194
Intersegment operating expenses,
   excluding depreciation and amortization .......             5,725            11,902            17,018            26,565
Unallocated depreciation and amortization ........             3,995             3,653            10,758            11,440
Unallocated corporate general and
  administrative expenses ........................             6,366             4,673            14,604            19,007
Unallocated non-cash compensation ................                --             3,692                --             3,692
Unallocated merger and non-recurring costs .......                --            20,177            59,475            36,521
Unallocated corporate capital expenditures .......                NA                NA             2,314             6,128


8. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENT

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

9. SUMMARIZED FINANCIAL INFORMATION OF SUBSIDIARY GUARANTORS

    The 9 3/8% Senior Subordinated Notes due 2004, the 8 3/4% Senior Subordinated Notes due 2007, the 10 1/2% Senior Subordinated Notes due 2007, the 8 1/8% Senior Subordinated Notes due 2007, the 9% Senior Subordinated Notes due 2008 and the 8% Senior Notes due 2008 are fully and unconditionally guaranteed, on a joint and several basis, by all of CMCLA's direct and indirect subsidiaries other than certain inconsequential subsidiaries (the "Subsidiary Guarantors"). The Subsidiary Guarantors are wholly-owned subsidiaries of CMCLA. Summarized financial information of the Subsidiary Guarantors as of December 31, 1998 and September 30, 1999 and for the nine months ended September 30, 1999 is presented below. Separate financial statements and other disclosures concerning the Subsidiary Guarantors are not presented because management has determined that they are not material to investors. There are no significant restrictions on distributions from each of the Subsidiary Guarantors to CMCLA.


                                    DECEMBER 31,      SEPTEMBER 30,
                                        1998               1999
                                   -------------      -------------
Current assets ...............     $     376,217      $     547,959
Noncurrent assets ............         5,530,190          4,023,261
Current liabilities ..........           133,872             89,261
Noncurrent liabilities .......         5,744,413          4,494,062



                                                      NINE MONTHS
                                                         ENDED
                                                      SEPTEMBER 30,
                                                          1999
                                                      -------------
Net revenues ....................................     $   1,105,579
Operating income ................................            84,034
Net loss ........................................          (110,187)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

    Chancellor Media Corporation of Los Angeles together with its subsidiaries ("CMCLA" or the "Company") is an indirect, wholly-owned subsidiary of AMFM Inc. (together with its subsidiaries, "AMFM"), a large national pure-play radio broadcasting and related media company with operations in radio broadcasting and media representation and growing Internet operations, which focus on developing AMFM's Internet web sites, streaming online broadcasts of AMFM's on-air programming and other media, and promoting emerging Internet and new media concerns. In addition, CMCLA owns an approximate 30% equity interest in Lamar Advertising Company ("Lamar"), one of the largest owners and operators of outdoor advertising structures in the United States. As of November 1, 1999, CMCLA owned and operated, programmed or sold air time for 124 radio stations (91 FM and 33 AM) in 23 markets in the continental United States and in Puerto Rico, including two radio stations programmed under time brokerage ("LMA") or joint sales agreements. The AMFM Radio Group also includes a national radio network, The AMFM Radio Networks, which broadcasts advertising and syndicated programming shows to a national audience of approximately 68 million listeners in the United States (including approximately 59 million listeners from AMFM's portfolio of stations) and the Chancellor Marketing Group, a full-service sales promotion firm developing integrated marketing programs for Fortune 1000 companies. The media representation business consists of Katz Media Group, Inc. ("Katz"), a full-service media representation firm that sells national spot advertising time for its clients in the radio and television industries primarily throughout the United States and for AMFM's portfolio of stations.

    See Note 7 to the Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q for additional information on CMCLA's operating segments as of September 30, 1999.

    CMCLA's results of operations for the three months and nine months ended September 30, 1999 are not comparable to the results of operations for the three months and nine months ended September 30, 1998 due to the impact of CMCLA's various acquisitions and dispositions. CMCLA completed the following transactions from October 1, 1998 through September 30, 1999:

    o the net acquisition of approximately 28,000 outdoor advertising billboards and display faces for approximately $1.1 billion in cash and the subsequent sale of CMCLA's entire outdoor advertising business to Lamar on September 15, 1999;

    o the acquisition of 16 radio stations (13 FM and three AM) for approximately $449.4 million in cash;

    o the disposition of one AM radio station for approximately $21.0 million in cash; and

    o the acquisition of music production libraries for approximately $8.5 million in cash.

    Seasonal revenue fluctuations are common in the radio broadcasting and outdoor advertising industries and are due primarily to fluctuations in advertising expenditures by local and national advertisers. Advertising expenditures are typically lower in the first and third calendar quarters and higher in the second and fourth calendar quarters of each year. CMCLA's operating results in any period may be affected by the occurrence of advertising and promotion expenses that do not produce commensurate revenues in the period in which the expenditures are made.

RECENT EVENTS

    On October 2, 1999, AMFM and Clear Channel Communications, Inc. ("Clear Channel") entered into a definitive merger agreement. Under the terms of the merger agreement, AMFM stockholders will receive 0.94 shares of Clear Channel common stock, on a fixed exchange basis, for each share of AMFM common stock held on the record date of the transaction. Pursuant to the Telecommunications Act of 1996 and other regulatory guidelines, it is expected that, collectively, Clear Channel and AMFM will need to divest approximately 100 radio stations to obtain antitrust and Federal Communications Commission approval for the merger, including stations owned by CMCLA. Consummation of the merger is also subject to stockholder approval by both companies and other conditions. Although there can be no assurance, AMFM expects that the Clear Channel merger will be consummated during the second half of 2000.

    On September 15, 1999, CMCLA completed the sale to Lamar of all of the outstanding common stock of Chancellor Media Outdoor Corporation and Chancellor Media Whiteco Outdoor Corporation, wholly-owned subsidiaries of CMCLA, which together held all of CMCLA's assets used in its outdoor advertising business. CMCLA received cash proceeds of $700.0 million, subject to a net working capital adjustment, and 26,227,273 shares of class A common stock, par value $.01 per share, of Lamar. CMCLA recognized a pre-tax gain of approximately $210.0 million related to the sale. CMCLA owns approximately 30% of the aggregate number of outstanding shares and approximately 11% of the voting shares of Lamar, based upon the number of shares of Lamar common stock outstanding as of September 30, 1999.

    On July 13, 1999, AMFM acquired Capstar Broadcasting Corporation ("Capstar Broadcasting") through the merger (the "Capstar Merger") of a wholly-owned subsidiary of AMFM into Capstar Broadcasting, with Capstar Broadcasting surviving as a wholly-owned subsidiary of AMFM. As a result of the Capstar Merger, all of the then outstanding shares of Capstar Broadcasting common stock were converted, in a tax-free exchange, into 0.4955 of a share of AMFM's common stock, or approximately 53.6 million shares of AMFM's common stock in the aggregate. AMFM added 338 radio stations (239 FM and 99 AM) to its portfolio and also assumed the outstanding options, warrants and other equity rights in Capstar Broadcasting which represented up to an additional 3.3 million shares of AMFM's common stock. Approximately $2.2 billion of Capstar Broadcasting's debt and preferred stock remained outstanding after the Capstar Merger. Capstar Broadcasting is a direct subsidiary of AMFM. The financial results of the Company do not include those of Capstar Broadcasting or its subsidiaries.

    Capstar Broadcasting currently conducts its operations through three main subsidiaries: (i) Capstar Broadcasting Partners, Inc. ("Capstar Partners"), an indirect subsidiary of Capstar Broadcasting; (ii) Capstar Radio Broadcasting Partners, Inc. ("Capstar Radio"), a direct wholly-owned subsidiary of Capstar Partners; and (iii) Capstar Communications, Inc. ("Capstar Communications"), an indirect subsidiary of Capstar Radio.


RESULTS OF OPERATIONS

Three Months Ended September 30, 1999 Compared To Three Months Ended September 30, 1998

    Net revenues for the three months ended September 30, 1999 increased 28.0% to $440.1 million compared to $343.8 million for the third quarter of 1998. Operating expenses excluding depreciation and amortization for the three months ended September 30, 1999 increased 21.3% to $212.3 million compared to $175.1 million for the three months ended September 30, 1998. The increase in net revenues and operating expenses was primarily attributable to the net impact of the various acquisitions and dispositions discussed elsewhere in this Form 10-Q and overall net operational improvements, as evidenced by the increase in CMCLA's direct operating margin from 49.1% for the three months ended September 30, 1998 to 51.8% for the three months ended September 30, 1999.

    Depreciation and amortization for the three months ended September 30, 1999 increased 15.7% to $139.6 million compared to $120.6 million for the third quarter of 1998. The increase is due to the impact of the acquisitions completed during 1998 and through September 30, 1999.

    Corporate general and administrative expenses for the three months ended September 30, 1999 increased 4.6% to $10.6 million compared to $10.1 million for the third quarter of 1998. The increase is due to the growth of CMCLA, and the related increase in properties and staff, primarily due to recent acquisitions.

    The non-cash compensation expense of $3.7 million for the three months ended September 30, 1999 related to AMFM stock options granted to employees of CMCLA.

    The merger and non-recurring costs of $29.6 million for the third quarter of 1999 consist of (i) the costs to terminate employees and close certain facilities in connection with the Capstar Merger and the implementation of CMCLA's clustering strategy and (ii) the costs associated with CMCLA's decision to focus primarily on domestic radio and new media operations including: costs to discontinue Katz's international division and integrate its Seltel TV Division into its operations, personnel costs related to the sale of CMCLA's outdoor advertising business, and legal and advisory fees associated with the termination of contracts and exit of certain non-core business ventures. The majority of these costs have been paid as of September 30, 1999. Remaining amounts will be paid in the fourth quarter of 1999 and early in 2000.

    As a result of the above factors, CMCLA realized operating income of $44.3 million for the three months ended September 30, 1999 compared to operating income of $38.0 million for the third quarter of 1998.

    Net interest expense for the three months ended September 30, 1999 increased 76.8% to $85.9 million compared to $48.6 million for the same period in 1998. The net increase in interest expense was primarily due to (i) additional bank borrowings under the senior credit facility of CMCLA required to finance the various acquisitions discussed elsewhere in this Form 10-Q; (ii) the issuance of the 9% Senior Subordinated Notes due 2008 by CMCLA on September 30, 1998; and
(iii) the issuance of the 8% Senior Notes due 2008 by CMCLA on November 17,
1998.

    The gain on disposition of assets of $208.9 million for the three months ended September 30, 1999 related primarily to the gain of $210.0 million recognized upon the sale of CMCLA's outdoor advertising business to Lamar on September 15, 1999.

    CMCLA recorded a gain on disposition of representation contracts of $9.4 million for the three months ended September 30, 1999 and $18.5 million for the third quarter of 1998 related to its media representation operations. The gain represents the sales proceeds received from successor representation firms for the buyout of existing media representation contracts, net of any remaining deferred costs associated with obtaining the original representation contract. While the consolidation of the radio broadcasting industry has resulted in an increase in buyout activity, the impact on future periods cannot be predicted.

    Income tax expense for the three months ended September 30, 1999 increased to $53.2 million compared with $0.7 million for the three months ended September 30, 1998. The increase was primarily due to higher pretax income for the three months ended September 30, 1999.

    During the third quarter of 1999, CMCLA recorded equity in net loss of affiliates of $0.6 million, which related to CMCLA's investments accounted for using the equity method.

    During the third quarter of 1998, CMCLA recorded an extraordinary charge of $15.2 million, net of a tax benefit of $8.2 million, consisting of the premiums, estimated transaction costs and the write-off of the unamortized balance of deferred debt issuance costs in connection with the tender offer for CMCLA's
12 1/4% Subordinated Exchange Debentures due 2008.

    Dividends on preferred stock of $0.9 million for the three months ended September 30, 1998 related to preferred stock of CMCLA, which was exchanged for CMCLA's 12 1/4% Subordinated Exchange Debentures due 2008 in July 1998.

    As a result of the above factors, CMCLA recorded net income attributable to common stock of $122.9 million for the three months ended September 30, 1999 compared to a $9.0 million net loss attributable to common stock for the third quarter of 1998.

Nine Months Ended September 30, 1999 Compared To Nine Months Ended September 30, 1998

    Net revenues for the nine months ended September 30, 1999 increased 36.2% to $1.2 billion compared to $899.1 million for the nine months ended September 30, 1998. Operating expenses excluding depreciation and amortization for the nine months ended September 30, 1999 increased 30.1% to $640.0 million compared to $491.9 million for the nine months ended September 30, 1998. The increase in net revenues and operating expenses was primarily attributable to the net impact of the various acquisitions and dispositions discussed elsewhere in this Form 10-Q and overall net operational improvements, as evidenced by the increase in CMCLA's direct operating margin from 45.3% for the nine months ended September 30, 1998 to 47.7% for the nine months ended September 30, 1999.

    Depreciation and amortization for the nine months ended September 30, 1999 increased 37.0% to $432.5 million compared to $315.8 million for the nine months ended September 30, 1998. The increase is due to the impact of the acquisitions completed during 1998 and through September 30, 1999.

    Corporate general and administrative expenses for the nine months ended September 30, 1999 increased 63.5% to $41.2 million compared to $25.2 million for the nine months ended September 30, 1998. The increase is due to the growth of CMCLA, and the related increase in properties and staff, primarily due to recent acquisitions.

    The non-cash compensation expense of $3.7 million for the nine months ended September 30, 1999 related to AMFM stock options granted to employees of CMCLA.

    In the first quarter of 1999, CMCLA recorded merger and non-recurring costs of $16.3 million related to the write-off of Petry Media Corporation transaction costs and executive severance and other costs related to the executive management realignment. Additional merger and non-recurring costs of $29.6 million were recorded in the third quarter of 1999 which consist of (i) the costs to terminate employees and close certain facilities in connection with the Capstar Merger and the implementation of CMCLA's clustering strategy and (ii) the costs associated with CMCLA's decision to focus primarily on domestic radio and new media operations including: costs to discontinue Katz's international division and integrate its Seltel TV Division into its operations, personnel costs related to the sale of CMCLA's outdoor advertising business, and legal and advisory fees associated with the termination of contracts and exit of certain non-core business ventures. The majority of the costs incurred through September 30, 1999 have been paid. Remaining amounts will be paid in the fourth quarter of 1999 and early in 2000. The merger and non-recurring costs of $59.5 million for the nine months ended September 30, 1998 represent a one-time charge incurred in connection with the resignation of Scott K. Ginsburg as President and Chief Executive Officer in April 1998.

    As a result of the above factors, CMCLA realized operating income of $61.1 million for the nine months ended September 30, 1999 compared to operating income of $6.7 million for the nine months ended September 30, 1998.

    Net interest expense for the nine months ended September 30, 1999 increased 90.2% to $258.1 million compared to $135.7 million for the same period in 1998. The net increase in interest expense was primarily due to (i) additional bank borrowings under CMCLA's senior credit facility required to finance the various acquisitions discussed elsewhere in this Form 10-Q; (ii) the issuance of the 9% Senior Subordinated Notes due 2008 by CMCLA on September 30, 1998; and (iii) the issuance of the 8% Senior Notes due 2008 by CMCLA on November 17, 1998.

    The gain on disposition of assets of $221.3 million for the nine months ended September 30, 1999 related primarily to a gain of $210.0 million recognized upon the sale of CMCLA's outdoor advertising business to Lamar on September 15, 1999 and a gain of $14.5 million upon the sale of WMVP-AM in Chicago to ABC, Inc. on April 16, 1999. CMCLA recorded a gain on disposition of assets of $123.8 million for the nine months ended September 30, 1998 related to the exchange of WTOP-AM and WGMS-FM in Washington, D.C. and KZLA-FM in Los Angeles plus $63.0 million in cash for WTJM-FM in New York, KLDE-FM in Houston and KBIG-FM in Los Angeles.

    CMCLA recorded a gain on disposition of representation contracts of $18.3 million for the nine months ended September 30, 1999 and $29.8 million for the nine months ended September 30, 1998 related to its media representation operations. The gain represents the sales proceeds received from successor representation firms for the buyout of existing media representation contracts, net of any remaining deferred costs associated with obtaining the original representation contract. While the consolidation of the radio broadcasting industry has resulted in an increase in buyout activity, the impact on future periods cannot be predicted.

    Income tax expense for the nine months ended September 30, 1999 decreased to $29.0 million compared with $32.5 million for the nine months ended September 30, 1998. The decreased expense for the current period was due to relatively higher non-deductible permanent items in the prior year, which increased taxable income.

    During the nine months ended September 30, 1999, CMCLA recorded equity in net loss of affiliates of $0.8 million, which related to CMCLA's investments accounted for using the equity method.

    During the nine months ended September 30, 1998, CMCLA recorded an extraordinary charge of $47.1 million, net of a tax benefit of $25.4 million, consisting of the premiums, estimated transaction costs and the write-off of the unamortized balance of deferred debt issuance costs in connection with the tender offers for CMCLA's 12% Subordinated Exchange Debentures due 2009 and
12 1/4% Subordinated Exchange Debentures due 2008.

    Dividends on preferred stock of $17.6 million for the nine months ended September 30, 1998 related to preferred stock of CMCLA, which was exchanged for CMCLA's 12% Subordinated Exchange Debentures due 2009 and CMCLA's 12 1/4% Subordinated Exchange Debentures due 2008 in May and July 1998.

    As a result of the above factors, CMCLA recorded net income attributable to common stock of $12.9 million for the nine months ended September 30, 1999 compared to a net loss attributable to common stockholders of $69.0 million for the nine months ended September 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

Overview

    CMCLA historically has generated sufficient cash flow from operations to finance its existing operational requirements and debt service requirements, and CMCLA anticipates that this will continue to be the case. Operating activities provided net cash of $146.5 million and $161.4 million for the nine months ended September 30, 1998 and 1999, respectively. CMCLA has used the proceeds of bank debt and private and public debt and equity offerings, supplemented by cash flow from operations not required to fund operational requirements and debt service, to fund implementation of CMCLA's acquisition strategy.

    AMFM is a holding company with no significant assets other than the capital stock of its direct and indirect subsidiaries. For the nine months ended September 30, 1998 and 1999, CMCLA recorded dividends and distributions to AMFM of approximately $19.3 million and $49.4 million to allow AMFM to meet its obligations.

    CMCLA's primary source of cash from which to service indebtedness is through dividends distributed or other payments made to it by its operating subsidiaries. The instruments governing CMCLA's indebtedness contain certain covenants that restrict or, in some cases, prohibit the ability of subsidiaries to pay dividends and make other distributions. These restrictions are not anticipated to have an impact on CMCLA's ability to meet its cash obligations.

Outstanding Debt

    CMCLA's Senior Credit Facility. CMCLA's senior credit facility provides for aggregate commitments under a revolving loan facility and a term loan facility of $1.6 billion and $900.0 million, respectively. The term loan facility is payable in quarterly installments commencing on September 30, 2000 and ending June 30, 2005. The revolving loan facility requires scheduled annual reductions of the commitment amount, payable in quarterly installments commencing on September 30, 2000 and ending on June 30, 2005. As of October 31, 1999, CMCLA had drawn approximately $402.5 million of the revolving loan facility and $900.0 million of the term loan facility.

    8% CMCLA Senior Notes. The 8% CMCLA Senior Notes due 2008 are senior unsecured obligations of CMCLA and rank equal in right of payment to the obligations of CMCLA under CMCLA's senior credit facility and existing and all other indebtedness of CMCLA not expressly subordinated to the 8% CMCLA Senior Notes due 2008. However, because the 8% CMCLA Senior Notes due 2008 are unsecured, the 8% CMCLA Senior Notes due 2008 are effectively subordinated in right of payment to CMCLA's secured debt, including CMCLA's senior credit facility. The 8% CMCLA Senior Notes due 2008 are fully and unconditionally guaranteed, on a joint and several basis, by all of CMCLA's direct and indirect wholly owned subsidiaries other than certain inconsequential subsidiaries (the "Subsidiary Guarantors"). As of October 31, 1999, the outstanding principal balance was $750.0 million. Interest payment requirements on the 8% CMCLA Senior Notes due 2008 are approximately $60.0 million per year.

    CMCLA Senior Subordinated Notes. The 9 3/8% CMCLA Senior Subordinated Notes due 2004, the 8 3/4% CMCLA Senior Subordinated Notes due 2007, the 10 1/2% CMCLA Senior Subordinated Notes due 2007, the 8 1/8% CMCLA Senior Subordinated Notes due 2007 and the 9% CMCLA Senior Subordinated Notes due 2008 (collectively, the "Subordinated Notes") are unsecured obligations of CMCLA. The Subordinated Notes are subordinated in right of payment to all existing and any future senior indebtedness of CMCLA. The Subordinated Notes are fully and unconditionally guaranteed, on a joint and several basis, by the Subsidiary Guarantors. As of October 31, 1999, the total outstanding principal balance on the Subordinated Notes was approximately $1.8 billion. Interest payment requirements on the Subordinated Notes are approximately $154.9 million per year.

    CMCLA's senior credit facility and the indentures governing the 8% CMCLA Senior Notes due 2008 and the Subordinated Notes contain customary restrictive covenants, which, among other things and with certain exceptions, limit the ability of CMCLA and its subsidiaries to incur additional indebtedness and liens in connection therewith, enter into certain transactions with affiliates, pay dividends, consolidate, merge or effect certain asset sales, issue additional stock, effect an asset swap and make acquisitions. CMCLA is required under its senior credit facility to maintain specified financial ratios, including leverage, cash flow and debt service coverage ratios. As of October 31, 1999, CMCLA remains in compliance with these covenants.

Change in Legal Structure and Refinancing

    Through a series of related transactions, including capital contributions of stock and mergers of subsidiaries, AMFM intends to combine the outstanding bonds, bank indebtedness and preferred stock of its direct and indirect subsidiaries into fewer entities (the "Reorganization"). After completion of the Reorganization, Capstar Communications will assume and/or be liable for all of its remaining outstanding bonds, as well as the bonds and bank indebtedness of Capstar Radio and CMCLA, which will be combined with Capstar Communications in the fourth quarter of 1999. The Reorganization also includes the tender offer for the 10 3/4% Capstar Communications Senior Subordinated Notes due 2006 and the possible exchange of the 12 5/8% Capstar Communications Series E Cumulative Exchangeable Preferred Stock for 12 5/8% Capstar Communications Senior Subordinated Debentures due 2006 described above. The Reorganization is expected to be completed during the fourth quarter of 1999.

    Also as part of the Reorganization, AMFM intends to refinance CMCLA's senior credit facility and Capstar Broadcasting's credit facility with a new credit facility. Several banks entered into a commitment letter with CMCLA on November 3, 1999 and agreed to provide Capstar Communications with a senior credit facility. AMFM expects that Capstar Communications' new senior credit facility will be entered into in November 1999. Capstar Communications' senior credit facility will include commitments for a revolving loan facility of $600.0 million and a term loan facility of $2.6 billion. The proceeds of such facilities may be used to repay the existing credit facilities of CMCLA and Capstar Broadcasting, to repay, repurchase or redeem other debt and equity securities of AMFM and its subsidiaries and for other general corporate purposes. Both the revolving loan facility and the term loan facility of Capstar Communications will mature two years after the date of Capstar Communications' senior credit facility. No scheduled amortization of principal will be required prior to maturity. Both the revolving loan facility and the term loan facility of Capstar Communications will bear interest at fluctuating rates based upon the prime rate and the eurodollar rate. The margin above the applicable prime rate or the eurodollar rate will be determined by reference to Capstar Communications' ratio of consolidated debt to consolidated earnings before interest, taxes, depreciation and amortization, provided that such margins will be fixed at .50% and 1.50%, respectively, until delivery of Capstar Communications' financial statements for the fiscal quarter ending March 31, 2000, and capped at .50% and 1.50%, respectively, thereafter so long as the Clear Channel merger agreement has not been terminated. Capstar Communications' senior credit facility will be guaranteed by most of the direct and indirect subsidiaries, other than Capstar Communications, of Chancellor Mezzanine Holdings Corporation ("Chancellor Mezzanine"), a direct subsidiary of AMFM, and will be secured by (a) a non-recourse pledge of the stock of Chancellor Mezzanine, (b) a recourse pledge of the stock of Capstar Partners (c) a recourse pledge of the stock of Capstar Communications and most of the subsidiaries of Capstar Communications, and (d) a pledge of the common stock of Lamar to be held by Capstar Communications after the Reorganization. Capstar Communications' senior credit facility will be subject to affirmative and negative covenants, including (i) limitations on indebtedness, mergers, acquisitions and dispositions of assets, dividends, stock repurchases, other restricted payments, investments and liens, and (ii) financial maintenance covenants. The merger of AMFM and Clear Channel will be an event of default under Capstar Communications' senior credit facility and will require refinancing at the effective time of the merger.

Pending Transactions

    On February 20, 1998, CMCLA entered into an agreement to acquire, over a period of three years, eleven radio stations from Capstar Broadcasting for an aggregate purchase price of $637.5 million. Pursuant to this agreement, the acquisition of KODA-FM was completed on May 29, 1998 for $143.3 million. On February 1, 1999, CMCLA began operating WKNR-AM in Cleveland, a station owned by Capstar Broadcasting, under a time brokerage agreement. The February 20, 1998 purchase agreement and the WKNR-AM time brokerage agreement will be terminated upon the completion of the Reorganization.

    On August 30, 1999, AMFM entered into an agreement with Cox Radio, Inc. to acquire KOST-FM and KFI-AM in Los Angeles plus $3.0 million in cash payable by Cox Radio, Inc. in exchange for 13 of its radio stations including CMCLA stations WEDR-FM in Miami and WFOX-FM in Atlanta, and Capstar Broadcasting stations WEFX-FM, WNLK-AM, WKHL-FM and WSTC-AM in Stamford/Norwalk, WFYV-FM, WAPE-FM, WBWL-AM, WKQL-FM, WMXQ-FM and WOKV-AM in Jacksonville and WPLR-FM and the local sales rights of a 14th Capstar Broadcasting station, WYBC-FM in

New Haven. AMFM began programming KOST-FM and KFI-AM in Los Angeles and Cox Radio, Inc. began programming the 13 AMFM stations under time brokerage agreements effective October 1, 1999. Although there can be no assurance, AMFM expects that the exchange will be consummated in the first quarter of 2000.

    On September 22, 1999, CMCLA entered into an agreement to sell the capital stock of its Puerto Rico subsidiaries to Spanish Broadcasting System of Puerto Rico, Inc. for $90.0 million payable in cash. CMCLA owns and operates eight radio stations in Puerto Rico. Pending completion of the sale, Spanish Broadcasting will program these eight stations under a time brokerage agreement. Although there can be no assurance, CMCLA expects to complete the sale of these subsidiaries in the fourth quarter of 1999.

    Consummation of each of the transactions discussed above is subject to various conditions, including approval from the Federal Communications Commission, in the case of radio broadcast station transactions, and the expiration or early termination of any waiting period required under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. AMFM and CMCLA believe that such conditions will be satisfied in the ordinary course, but there can be no assurance that this will be the case.

    The principal liquidity requirements of CMCLA and its subsidiaries (in addition to debt service and tax liabilities) will be for working capital, general corporate purposes, capital expenditures and pending acquisitions, and as opportunities arise, to acquire additional radio stations or complementary broadcast-related businesses. CMCLA believes that disposition of certain assets and cash from operating activities, together with available revolving credit borrowings under its credit facilities, should be sufficient to permit CMCLA to meet its obligations. As of October 31, 1999, CMCLA had available borrowings of $1.2 billion under its credit facility, subject to financial covenants contained in its credit facility and the indentures that govern the indebtedness of its subsidiaries.

    In the future, CMCLA may require additional financing, either in the form of additional debt or equity securities. CMCLA evaluates potential acquisition opportunities on an ongoing basis and has had, and continues to have, preliminary discussions concerning the purchase of additional stations and other assets. CMCLA expects that in connection with the financing of future acquisitions, it may consider disposing of stations in its current markets.

FORWARD-LOOKING STATEMENTS

    Certain statements used in the preceding and following discussion and elsewhere in this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements about the financial condition, prospects, operations and business of CMCLA are generally accompanied by words such as "believes," "expects," "plans," "anticipates," "intends," "likely," "estimates," or similar expressions. These forward-looking statements are subject to risks, uncertainties and other factors, some of which are beyond the control of CMCLA, that could cause actual results to differ materially from those forecast or anticipated in such forward-looking statements.

    These risks, uncertainties and other factors include, but are not limited to: the potential negative consequences of the substantial indebtedness of CMCLA; the restrictions imposed on CMCLA and its subsidiaries by the agreements governing its debt instruments; the competitive nature of the radio broadcasting and new media businesses; the potential adverse effects on licenses and ownership of regulation of the radio broadcasting industry; the difficulty of integrating substantial acquisitions and entering new lines of business; potential adverse effects of the Year 2000 issue; and the control of CMCLA by affiliates of Hicks, Muse, Tate & Furst Incorporated and potential conflicts of interest relating thereto.

    Because such forward-looking statements are subject to risks and uncertainties, readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's view only as of the date of this Quarterly Report on Form 10-Q. CMCLA undertakes no obligation to update such statements or publicly release the result of any revisions to these forward-looking statements which it may make to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated or unforeseen events.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENT

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. Management does not anticipate that this statement will have a material impact on CMCLA's consolidated financial statements.

YEAR 2000 ISSUE

    Background. The Year 2000 issue is whether the Company's computer systems will properly recognize date sensitive information when the year changes to 2000, or "00." Systems that do not properly recognize such information could generate erroneous data or cause a system to fail.

    State of Readiness. The Company has substantially completed an inventory and assessment of its systems and operations to identify any software or hardware systems, equipment with embedded chips or processors, and non-information technology systems, such as telephone, voicemail and HVAC systems, which do not properly recognize dates after December 31, 1999. Concurrent with its company-wide assessment, the Company has developed and is in the process of implementing its Year 2000 compliance program. The Company is utilizing both internal and external resources to identify its mission critical systems and, upon identification, to remediate or replace and test systems for Year 2000 compliance.

    The Company has identified its corporate financial reporting, radio broadcasting operations (including advertising scheduling and billing systems) and media representation systems as its mission critical systems to evaluate for Year 2000 compliance. The Company has received Year 2000 compliance certificates from these application vendors indicating that they are Year 2000 compliant. The Company is in the process of testing these systems to ensure their Year 2000 compliance. In addition, prior to the Capstar Merger, Capstar Broadcasting had identified StarSystem(TM), its digital automation systems, as one of its critical systems. The management of Capstar Broadcasting had determined that the software underlying StarSystem(TM) is Year 2000 compliant, but is dependent on the systems of the its telecommunications service providers, over which it has no control. The Company has been assured by its vendors that its other digital automation systems are Year 2000 compliant. The Company has tested substantially all of these systems to ensure their Year 2000 compliance.

    The list of the Company's mission critical systems may be expanded upon completion of the Company's inventory and assessment. As part of its acquisition and consolidation strategy, the Company also assesses and, as necessary, remediates or replaces the systems of acquired companies and stations with Year 2000 compliant systems.

    Third Party Relationships. In addition to identifying, assessing and remediating or replacing its mission critical systems, the Company continues to assess its exposure from external sources to Year 2000. The Company relies on third party providers for key services such as telecommunications and utilities. Interruption of these services could, in management's view, have a material adverse impact on the operations of the Company. The ability of third parties with which the Company does business to adequately address their Year 2000 issues is outside of the Company's control. Therefore, there can be no assurance that the failure of such third parties to adequately address their Year 2000 issues will not have a material adverse effect on the Company's business, financial condition, cash flows and results of operations. The Company has sent questionnaires to many of its third party providers, and continues to do so, asking them to update the Company on the status of their Year 2000 compliance. Until all questionnaires are returned and reviewed, the Company will be unable to fully assess the potential for disruption in its programming and operations arising from this third party risk. If the Company does not receive reasonable assurance regarding Year 2000 compliance from any provider of these services, the Company will then develop contingency plans, to the extent possible, to address its exposure.

    Costs. Costs specifically associated with the Company's Year 2000 efforts are currently expected to be approximately $3.0 million, of which approximately $1.9 million has been incurred to date. Additionally, through September 15, 1999, the Company incurred costs of $0.6 million related to its outdoor advertising business, which was sold on September 15, 1999. These cost estimates are subject to change once the Company has fully assessed its systems, including those acquired in the Capstar Merger, and as responses are obtained from third party vendors and service providers. Any change in cost may be material. Funding of these costs is anticipated to come from cash flows generated by business operations and/or borrowings under the Company's credit facilities.

    Risks. The Company is in the process of identifying the most reasonably likely worst case scenarios that may affect its operations due to Year 2000 noncompliance of the Company's systems or the systems of third parties. Initially, the Company believes that the failure of its radio broadcast systems and the temporary loss of power at some of its stations due to Year 2000 noncompliance are the most reasonably likely worst case scenarios. Most of the Company's stations and transmitter sites currently have on-site generators in the event of power outages. As part of the Company's capital improvement program, management has begun installation of generators at many of its remaining stations and transmitter sites. The Company believes that the upgrade of the hardware on its existing radio broadcast systems and the installation of generators at most of its stations will resolve possible material disruptions in the business operations of the Company that would result from such risks. The Company may identify additional worst case scenarios once it has fully assessed its mission critical systems and obtained responses from the remaining third party vendors and service providers.

    Based on the nature of the Company's business and dispersed geographical locations, the Company believes that it may experience some disruption in its business due to the impact of the Year 2000 issue. Management presently believes, however, that the Company is taking appropriate steps to assess and control its Year 2000 issues. The Company cannot guarantee that there will be no Year 2000 issues in spite of these efforts. If the Company does not complete all phases of its Year 2000 compliance program and remediations or replacements are not made, are not completed on time, or are insufficient to prevent systems failures or other disruptions, the Year 2000 issue could have a material adverse impact on the Company's results of operations and financial condition.

    Contingency Plans. The Company has developed contingency plans to mitigate the possible disruption in business operations that may result from the Company's systems or the systems of third parties that are not Year 2000 compliant. The Company is continually assessing the status of completion of its Year 2000 compliance program and, as necessary, will update the level of contingency plans necessary.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Management monitors and evaluates changes in market conditions on a regular basis. Based upon the most recent review, management has determined that there have been no material changes in market risks since year end. For further information regarding market risk as of year end, refer to CMCLA's Annual Report on Form 10-K for the year ended December 31, 1998.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    In September 1998, a stockholder class action complaint was filed in the Delaware Court of Chancery by a stockholder purporting to act individually and on behalf of all other persons, other than defendants, who own securities of AMFM and are similarly situated. The defendants named in the case are AMFM, Hicks, Muse, Tate & Furst Incorporated, Thomas O. Hicks, Jeffrey A. Marcus, James E. de Castro, Eric C. Neuman, Lawrence D. Stuart, Jr., Steven Dinetz, Thomas J. Hodson, Perry Lewis, John H. Massey and Vernon E. Jordan, Jr. The plaintiff alleges breach of fiduciary duties, gross mismanagement, gross negligence or recklessness, and other matters relating to the defendants' actions in connection with the Capstar Merger. The plaintiff sought to certify the complaint as a class action, enjoin consummation of the Capstar Merger, order defendants to account to plaintiff and other alleged class members for damages, and award attorneys' fees and other costs. AMFM believes that the lawsuit is without merit and intends to vigorously defend the action.

    CMCLA is also involved in various other claims and lawsuits which are generally incidental to its business. CMCLA is vigorously contesting all of these matters and believes that the ultimate resolution of these matters and those mentioned above will not have a material adverse effect on its consolidated financial position or results of operation.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

         EXHIBIT
           NO.          DESCRIPTION OF EXHIBIT
         -------        ----------------------
         2.61(a)        -- Second Amended and Restated Stock Purchase Agreement
                        dated as of August 11, 1999 by and among Lamar
                        Advertising Company, Lamar Media Corp., Chancellor
                        Mezzanine Holdings Corporation and Chancellor Media
                        Corporation of Los Angeles.

         2.62(a) -- Registration Rights Agreement dated as of August 11, 1999 among Lamar Advertising Company, Chancellor Media Corporation of Los Angeles and Chancellor Mezzanine Holdings Corporation.

         2.63(a) -- Stockholders Agreement dated as of August 11, 1999 among Lamar Advertising Company and certain of its stockholders.

         2.64(a) -- Second Amended and Restated Voting Agreement, dated as of August 11, 1999, among Lamar Advertising Company, Chancellor Media Corporation of Los Angeles, Chancellor Mezzanine Holdings Corporation and Reilly Family Limited Partnership.

         2.65(b) -- Agreement and Plan of Merger, dated October 2, 1999, by and between Clear Channel Communications, Inc., CCU Merger Sub, Inc. and AMFM Inc.

         3.1(a) -- Amended and Restated Certificate of Incorporation of AMFM Inc. (formerly known as Chancellor Media Corporation)

         3.2(a) -- Certificate of Correction of Amended and Restated Certificate of Incorporation of AMFM Inc. 10.73(a) -- Termination and Release Agreement, dated July 13, 1999, by and among Capstar Broadcasting, Capstar Partners, Hicks, Muse & Co. Partners, L.P. and Chancellor Media Corporation.

         27.1* -- Financial Data Schedule of Chancellor Media Corporation of Los Angeles

----------

    *      Filed herewith.

(a) Incorporated by reference to the identically numbered exhibit to the Quarterly Report on Form 10-Q of AMFM Inc. for the quarterly period ending June 30, 1999, File No. 001-15145.

(b) Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of AMFM Inc., dated October 2, 1999 and filed on October 5, 1999, File No. 001-15145.

    (b)  Reports on Form 8-K

         1. Current Report on Form 8-K (Items 2, 5 and 7), dated July 1, 1999 and filed July 15, 1999 announcing (i) stockholder approval of the merger between Chancellor Media Corporation (now AMFM Inc.) and Capstar Broadcasting Corporation, (ii) the acquisition of KKFR-FM and KFYI-AM in Phoenix from The Broadcast Group, Inc. and (iii) the appointment of R. Gerald Turner to AMFM's Board of Directors.

         2. Current Report on Form 8-K (Items 2 and 7), dated September 15, 1999 and filed September 29, 1999, to announce the consummation of the sale of CMCLA's outdoor advertising business to Lamar Advertising Company.

                                   SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, Chancellor Media Corporation of Los Angeles has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                                  CHANCELLOR MEDIA CORPORATION
                                                  OF LOS ANGELES

                                                  By:  /s/  W. SCHUYLER HANSEN
                                                      --------------------------
                                                       W. Schuyler Hansen
                                                       Senior Vice President and
                                                       Chief Accounting Officer

Date: November 12, 1999

                                  EXHIBIT INDEX


         EXHIBIT
           NO.          DESCRIPTION OF EXHIBIT
         -------        ----------------------
         2.61(a)        -- Second Amended and Restated Stock Purchase Agreement
                        dated as of August 11, 1999 by and among Lamar
                        Advertising Company, Lamar Media Corp., Chancellor
                        Mezzanine Holdings Corporation and Chancellor Media
                        Corporation of Los Angeles.

         2.62(a)        -- Registration Rights Agreement dated as of August 11,
                        1999 among Lamar Advertising Company, Chancellor Media
                        Corporation of Los Angeles and Chancellor Mezzanine
                        Holdings Corporation.

         2.63(a) -- Stockholders Agreement dated as of August 11, 1999 among Lamar Advertising Company and certain of its stockholders.

         2.64(a) -- Second Amended and Restated Voting Agreement, dated as of August 11, 1999, among Lamar Advertising Company,
                        Chancellor Media Corporation of Los Angeles, Chancellor
                        Mezzanine Holdings Corporation and Reilly Family Limited
                        Partnership.

         2.65(b) -- Agreement and Plan of Merger, dated October 2, 1999, by and between Clear Channel Communications, Inc., CCU
                        Merger Sub, Inc. and AMFM Inc.

         3.1(a)         -- Amended and Restated Certificate of Incorporation of
                        AMFM Inc. (formerly known as Chancellor Media
                        Corporation)

         3.2(a)         -- Certificate of Correction of Amended and Restated
                        Certificate of Incorporation of AMFM Inc. 10.73(a) --
                        Termination and Release Agreement, dated July 13, 1999, by and among Capstar Broadcasting, Capstar Partners,
                        Hicks, Muse & Co. Partners, L.P. and Chancellor Media
                        Corporation.

         27.1*          -- Financial Data Schedule of Chancellor Media
                        Corporation of Los Angeles

----------

    *      Filed herewith.

(a) Incorporated by reference to the identically numbered exhibit to the Quarterly Report on Form 10-Q of AMFM Inc. for the quarterly period ending June 30, 1999, File No. 001-15145.

(b) Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of AMFM Inc., dated October 2, 1999 and filed on October 5, 1999, File No. 001-15145.